Form 10QSB
period 1996-03-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1996-06-26
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period under ending March 30, 1996

        Commission File Number 33-26019-LA


                      Long Distance Direct Holdings, Inc.
       (Exact name of small business issuer as specified in its charter)


           Nevada                                   33-0323376
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                   Identification No.)

                  1 Blue Hill Plaza, Pearl River, NY 10956
                  -----------------------------------------
                  Issuer's telephone number:   914-620-0765



        ________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X       No
                                                             ---         ---


                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of May 31, 1996 is 3,862,887.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         31-Mar
                                                                                         ------
                                                                                          1996          December 31,
                                                                                          ----          ------------
            ASSETS                                                                    (unaudited)           1995
            ------                                                                    -----------           ----
            CURRENT ASSETS
               Cash                                                                  $        85,209    $      207,666
               Accounts receivable (net of allowance for
                  doubtful accounts of $211,427 and $163,149,respectively)                 1,709,076         1,103,903
               Other current assets                                                          127,227            93,229
               Loans receivable-officers                                                      46,423                 0
                                                                                     ---------------    --------------

                      Total Current Assets                                                 1,967,935         1,404,798
                                                                                     ---------------    --------------

            PROPERTY AND EQUIPMENT
               Furniture and equipment                                                        56,207            54,856
               Computer equipment and software                                               210,964           196,764
               Leasehold improvements                                                         38,720            38,720
                                                                                     ---------------    --------------
                                                                                             305,891           290,340

                Less: accumulated depreciation                                               144,283           129,203
                                                                                     ---------------    --------------
                                                                                             161,608           161,137
                                                                                     ---------------    --------------

            OTHER ASSETS                                                                      82,293            61,790
                                                                                     ---------------    --------------

                                                                                           2,211,836         1,627,725
                                                                                     ===============   ===============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

            CURRENT LIABILITIES
               Notes payable - current                                                     1,245,199         1,165,000
               Accounts payable                                                            3,058,217         2,370,081
               Accrued expenses                                                              653,337           577,576
               Sales and excise taxes payable                                                558,453           703,143
               Loans payable - officers                                                            -            74,244
                                                                                     ---------------    --------------

                          Total Current Liabilities                                        5,515,206         4,890,044
                                                                                     ---------------    --------------

            COMMITMENTS AND CONTINGENT LIABILITIES

            STOCKHOLDERS' DEFICIT
               Common stock - par value $.001 per share;
                  authorized 30,000,000 shares; issued
                  and outstanding 3,839,835 shares                                             3,840             3,798
               Additional paid in capital                                                  1,555,392         1,429,434
               Accumulated deficit                                                        (4,862,602)       (4,665,551)
                                                                                     ---------------    --------------

            Less:  Subscriptions receivable                                                        0           (30,000)
                                                                                     ---------------    --------------
                Total Stockholders' Deficit                                               (3,303,370)       (3,262,319)
                                                                                     ---------------    --------------

                                                                                           2,211,836         1,627,725
                                                                                     ===============    ==============

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED


                                                                                          31-Mar-96         31-Mar-95
                                                                                         ----------        ----------
            REVENUES                                                                     $1,798,093        $2,597,117

            CUSTOMER REBATES AND REFUNDS                                                      3,784            90,069
                                                                                         -----------        ----------

            NET REVENUES                                                                  1,794,309         2,507,048

            COST OF SERVICES                                                              1,115,081         1,843,800
                                                                                         ----------        ----------


                            Gross Profit                                                    679,228           663,248
                                                                                         ----------        ----------

            OPERATING EXPENSES
                  Sales and marketing                                                       158,151           447,054
                  General and administrative                                                687,472           642,739
                                                                                         ----------        ----------

                            Total Operating Expenses                                        845,623         1,089,793
                                                                                         ----------        ----------


            LOSS FROM OPERATIONS                                                           (166,395)         (426,545)

            OTHER EXPENSES (INCOME)

               Interest expense                                                              31,688            69,769
               Interest income                                                               (1,032)             (914)
               Initial public offering costs                                                   -              309,068
                                                                                         ----------        ----------

                           Total Other Expenses (Income)                                     30,656           377,923
                                                                                         ----------        ----------

            NET LOSS                                                                      ($197,051)        ($804,468)
                                                                                         ==========        ==========

            NET LOSS PER SHARE                                                                 (.05)             (.21)
                                                                                         ==========        ==========


                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                            THREE MONTHS ENDED

                                                                                       31-Mar-96          31-Mar-95
                                                                                       ---------          ---------
            CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                                                   ($197,051)        ($804,468)
                                                                                       ---------         ---------

            Adjustments to reconcile net loss to
            net cash used in operating activities:

                 Depreciation and amortization                                            15,080            13,135
                 Amortization of note discount                                                 0            57,000
                 Financing expenses                                                            0                 0
                 Provision for doubtful accounts                                          63,013            93,270
            Changes in assets and liabilities:
                 (Increase) decrease in accounts receivable                             (653,451)           93,912
                 (Increase) decrease in other current assets                             (33,998)          227,609
                 (Increase) decrease in other assets                                     (20,503)          263,216
                 Increase in accounts payable                                            688,136           459,064
                 Increase (decrease) in accrued expenses                                  61,026           (65,469)
                 Increase (decrease) in sales and excise taxes payable                  (144,690)          146,609
                                                                                       ---------         ---------


                      Total Adjustments to Net Loss                                      (25,387)        1,288,346
                                                                                       ---------         ---------

                              Net Cash Used in Operating Activities                     (222,438)          483,878
                                                                                       ---------         ---------

            CASH FLOWS USED IN INVESTING ACTIVITIES
                 Acquisition of property and equipment                                   (15,551)          (20,852)

            CASH FLOWS FROM FINANCING ACTIVITIES
                 Proceeds (payment) of notes payable                                      80,199           (33,469)
                 Proceeds (payment) of related party loans                              (120,667)          (16,364)
                 Proceeds from private placement                                         156,000                 0
                 Payment of private placement costs                                            0                 0
                                                                                               -                 -

                                Net Cash Provided by Financing Activities                115,532           (49,833)
                                                                                       ---------         ---------

            NET INCREASE (DECREASE) IN CASH                                             (122,457)          413,193

            CASH- Beginning of Period                                                    207,666            52,015
                                                                                       ---------         ---------

            CASH - End of Period                                                         $85,209          $465,208
                                                                                       =========         =========


                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of March 31, 1996 and December 31, 1995 and results of its operations and cash flows for the three-month periods ending March 31, 1996 and March 31, 1995.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the Form 10-KSB for the period ending December 31, 1995.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto appearing herein. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and analysis and elsewhere in this report.

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the two years ended March 31, 1996. The Company has sustained losses for each of the two years due to the lack of working capital to finance adequate levels of marketing expenditure. The Company effected a restructuring in order to be able to improve its liquidity and finance its future expansion by a subsequent offering of shares of its common stock. Prior and subsequent to December 31, 1995, the Company raised $1,819,500 from the sale of its Common Stock in a private placement. Part of the proceeds were paid to the Company in cash and the balance of proceeds were used to reduce the amount of certain loans to the Company. The Company is currently seeking to raise up to an additional $2.475 million in a further private placement of its Common Stock.

         Management will use the proceeds from the current offering to improve the financial condition of the Company and provide increased working capital. Marketing activities will be pursued more aggressively to increase the Company's customer base. The Company has thus far used independent sales representatives, sub-contracted telemarketers, and direct mail to solicit customers. The Company now intends to establish its own in-house telemarketing facility, to launch a televised marketing program during 1996 to increase its independent sales force, and to increase its direct mail activity. The Company believes that the proceeds of the current offering, if successful, together with cash flow generated from operations, will be sufficient to meet its anticipated working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Gross revenues for the three months ended March 31, 1996 were $1,798,093 as compared to $2,597,117 for the three months ended March 31, 1995. The decrease of 30% is attributable partially to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and partially to the inability of MCI to provide service under its contract with the Company until April, 1996. As at March 31, 1996, the Company had significant levels of orders for service on the MCI network that were unable to be provisioned because of an inability of MCI to provide service. In addition, in October 1995, the Company lost its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

         During the second half of 1996, the Company anticipates taking steps to increase its customer base and, consequently, its revenues and market share as follows:

         Management plans to resume the active pursuit of new customers upon receipt of the proceeds of its current private placement, if successful, and thus increase its revenues. The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility and launch a televised marketing program to increase its independent sales force.

         In the first quarter of 1996, Congress passed legislation allowing the entry of long-distance carriers into the local market and local carriers into the long distance market to foster greater competition within the telephone industry. While this may lead to increased competition for the Company in the long distance market from local carriers, management plans to enter into the local market in order to increase its overall market share.

         The Company will also enter the residential market in 1996. The Company has signed an agreement which allows the "LECs" (Local Exchange Carriers) to bill and collect on behalf of the Company. Previously, the Company has sold exclusively to commercial customers.

         Management believes that the Company's systems are capable of supporting the anticipated growth in the Company's revenues. The systems were further upgraded in 1995 to provide quicker response times for the customer service and collections functions.

         Gross profit was $679,228 and $663,248 for the three months ended March, 1996 and 1995, respectively. The gross profit margins for the three months ended March 31, 1996 and 1995 were 38% and 26%, respectively. The percentage increase is partially due to more favorable pricing experienced by the Company under its new contract with AT&T signed in September of 1995 and partially to the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. The Company had granted promotional rebates to this customer resulting in slimmer profit margins in 1995.

         For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN (Software Defined Network) and DNS (Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The new contract signed on September 1, 1995 - which supersedes all previous contracts with AT&T - encompasses both outbound and inbound service and is set at a fixed term of four years with a one-year extension. The Company continues to have a minimum SDN and DNS purchase requirement of $1,200,000 per quarter for 16 quarters or 20 quarters if the Company extends its contract.

         The Company has advised AT&T that it may have been significantly over-billed by AT&T since September, 1992. At this time, however, no estimate can be made as to the time or the amount, if any, of any recovery by the Company. Accordingly, no provision for recovery has been reflected in the Company's financial statements.

         On March 1, 1996 the Company signed an individually negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long distance, inbound long-distance, calling cards, debit cards, teleconferencing and MCI enhanced services. The agreement is subject to a twelve month ramp period followed by a thirty month service period and supersedes a prior agreement signed August 1995 under which MCI was unable to provide service as a result of software problems between MCI and the LECs.

         During the first five months of the ramp period, the Company has no minimum purchase obligations. During the sixth, seventh, and eighth months, the Company is obliged to purchase $250,000 of services per month, during the ninth and tenth month $500,000 per month, during the eleventh and twelfth month $750,000 per month, and during the thirty month service period $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI 15% of the difference between the amount used and the respective minimum monthly requirement.

         The agreement is subject to increases and decreases in the rate of discount offered to the Company, depending on the proportion of "new business" (currently non-MCI business) in the Company's total usage. During the first six months of the agreement either the Company or MCI may terminate the agreement at will, with no penalty. In the event that no notice of termination is received within six months, the agreement is to run for the full forty-two
(42) month term.

         As at 3/31/96, the Company had significant levels of orders for service on the MCI network that were unable to be provisioned because of the inability of MCI to provide service. Subsequent to 3/31/96, MCI commenced providing service but the benefit of this is not expected to be reflected in the Company's revenues until the third quarter of 1996. In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March, 1996 contract.

         Sales and marketing expenses were $158,151 and $447,054 for the three months ended March 31, 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses fell from 17 % for the three months ended March 31, 1995 to 9% for the three months ended March 31, 1996. Both the dollar and percentage decrease are attributable to cash constraints experienced by the Company during the year. Also contributing to the reduction in sales and marketing expense is the increased efficiency of the Company's management in controlling new account acquisition costs and monitoring the performance of accounts acquired through outbound telemarketing firms. Management plans to resume its acquisition of accounts upon receipt of funding from its current private placement, if successful. The Company also intends to establish its own in-house telemarketing facility, to launch a televised marketing program during 1996 to increase its independent sales force and to increase its direct mail activity.

         General and administrative expenses were $687,472 and $642,739 for the three months ended March 31, 1996, and 1995 respectively. As a percentage of gross sales, general and administrative expenses for the three months ended March 31, 1996 and 1995 were 38% and 25% respectively. The principal elements which contributed to the increase in general and administrative expenses were costs relating to attempts in 1996 to raise capital for the Company and increased costs relating to the maintenance and upgrading of the Company's internal systems in anticipation of increased levels of sales activity.

         Interest expense for the three months ended March 31, 1996 and 1995 was $31,688 and $69,769 respectively. For the period ending 3/31/95, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. A majority of the Company's outstanding loans were converted to equity under the first private placement which contributed to the decrease in interest expense for the period ending 3/31/96.


         The Company incurred a net loss of $197,051 for the three months ended March 1996 compared to a net loss of $804,468 for the three months ended March 31, 1995. For the period ending March 31, 1995, costs of $309,068 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had negative working capital of $3,547,271 compared to negative working capital of $2,685,801 at March 31, 1995. The Company experienced cash constraints throughout 1995 as a result of the abandonment of its plans to effect an initial public offering. The Company has not experienced the growth in revenues and profits that it had anticipated at the beginning of 1995. Due to cash constraints, management has been unable to undertake an active pursuit of new accounts from outbound telemarketing firms or from direct mail, as a result of which revenues progressively declined through customer attrition.

                               SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 25, 1996                         Long Distance Direct Holdings, Inc.



                                            By:  /s/ Steven Lampert
                                                 ------------------------------
                                                  Steven Lampert, President
                                                  (Principal Executive Officer),
                                                  and Director


                                            By:  /s/ Michael Preston
                                                 ------------------------------
                                                  Michael Preston, Chief
                                                  Financial Officer (Principal
                                                  Accounting Officer) and
                                                  Director

                        Long Distance Direct Holdings, Inc.

                           EXHIBIT INDEX TO FORM 10-QSB
                         FOR QUARTER ENDED MARCH 30, 1996


EXHIBIT NO.             DESCRIPTION

   1 Financial Data Schedule (filed only with electronic copy)