Form 10QSB
period 1996-06-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1996-08-14
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending June 30, 1996
        Commission File Number 33-26019-LA


                      Long Distance Direct Holdings, Inc.
       (Exact name of small business issuer as specified in its charter)


           Nevada                                   33-0323376
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                   Identification No.)

                  1 Blue Hill Plaza, Pearl River, NY 10965
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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of June 30, 1996 is 4,140,199.
        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                   30-June
                                              ----------------
                                                    1996          December 31,
                                              ----------------  ----------------
ASSETS                                          (unaudited)           1995
- ------                                        ----------------  ----------------
CURRENT ASSETS
    Cash                                              $812,822          $207,666
    Accounts receivable (net of allowance for
        doubtful accounts of $256,356
        and $163,149, respectively)                  1,832,407         1,103,903
    Other current assets                               327,567            93,229
                                                    ----------        ----------
        Total Current Assets                         2,972,796         1,404,798
                                                    ----------        ----------

PROPERTY AND EQUIPMENT
    Furniture and equipment                             56,865            54,856
    Computer equipment and software                    230,770           196,764
    Leasehold improvements                              38,720            38,720
                                                    ----------        ----------
                                                       326,355           290,340
    Less: accumulated depreciation                    (160,472)         (129,203)
                                                    ----------        ----------
                                                       165,883           161,137
                                                    ----------        ----------
OTHER ASSETS                                           207,497            61,790
                                                    ----------        ----------
                                                    $3,346,176        $1,627,725
                                                    ==========        ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
- -------------------------------------
CURRENT LIABILITIES
    Notes payable - current                          1,495,200         1,165,000
    Accounts payable                                 3,168,300         2,370,081
    Accrued expenses                                   398,505           577,576
    Sales and excise taxes payable                     530,465           703,143
    Loans payable - officers                           309,734            74,244
                                                    ----------        ----------
        Total Current Liabilities                    5,902,204         4,890,044
                                                    ----------        ----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
    Common stock - par value $.001 per share;
        authorized 30,000,000 shares; issued
        and outstanding 4,140,199 shares                 4,140             3,798
    Additional paid in capital                       2,546,293         1,429,434
    Accumulated deficit                             (5,106,461)       (4,665,551)
                                                    ----------        ----------
Less:  Subscriptions receivable                              0          (30,000)
                                                    ----------        ----------
    Total Stockholders' Deficit                     (2,556,028)       (3,262,319)
                                                    ----------        ----------
                                                    $3,346,176        $1,627,725
                                                    ==========        ==========


                 See notes to Consolidated Financial Statements

                               LONG DISTANCE DIRECT HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                          THREE MONTHS   YEAR TO DATE  THREE MONTHS   YEAR TO DATE
                                          -------------  ------------  -------------  ------------
                                          ENDED 6/30/96     6/30/96    ENDED 6/30/95     6/30/95
                                          -------------  ------------  -------------  ------------
REVENUES                                     $1,665,409    $3,463,502     $2,289,416    $4,886,533

CUSTOMER REBATES AND REFUNDS                      3,805         7,589        129,473       219,542
                                          -------------  ------------  -------------  ------------

NET REVENUES                                  1,661,604     3,455,913      2,159,943     4,666,991

COST OF SERVICES                              1,024,728     2,139,809      1,648,793     3,492,593
                                          -------------  ------------  -------------  ------------

    Gross Profit                                636,876     1,316,104        511,150     1,174,398
                                          -------------  ------------  -------------  ------------

OPERATING EXPENSES
    Sales and marketing                         158,022       316,173         36,199       483,253
    General and administrative                  689,642     1,377,114        660,080     1,302,819
                                          -------------  ------------  -------------  ------------
        Total Operating Expenses                847,664     1,693,287        696,279     1,786,072
                                          -------------  ------------  -------------  ------------

LOSS FROM OPERATIONS                           (210,788)     (377,183)      (185,129)     (611,674)

OTHER EXPENSES (INCOME)
    Interest expense                             33,651        65,339         91,690       161,459
    Interest income                                (580)       (1,612)        (2,024)       (2,938)
    Initial public offering costs                     -             -         68,517       377,585
                                          -------------  ------------  -------------  ------------
        Total Other Expenses (Income)            33,071        63,727        158,183       536,106
                                          -------------  ------------  -------------  ------------

NET LOSS                                      ($243,859)    ($440,910)     ($343,312)  ($1,147,780)
                                          =============  ============   =============  ===========
NET LOSS PER SHARE                                 (.06)         (.11)              -            -

                            LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                30-June-96     30-June-95
                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       ($440,910)     ($1,147,780)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                 31,269           27,016
    Amortization of note discount                                    ---           92,000
    Imputed interest on personal guarantee                           ---              ---
    Financing expenses                                               ---              ---
    Provision for doubtful accounts                              126,417          176,169


Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  (821,711)         196,092
    (Increase) decrease in other current assets                 (234,338)         231,167
    (Increase) decrease in other assets                         (145,707)         192,504
    Increase in accounts payable                                 798,219           21,734
    Increase (decrease) in accrued expenses                     (212,281)         (51,852)
    Increase (decrease) in sales and excise taxes payable       (172,678)         179,144
                                                               --------------------------
        Total Adjustments to Net Loss                           (630,810)       1,063,974
                                                               --------------------------

            Net Cash Used in Operating Activities             (1,071,720)         (83,806)
                                                               --------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Acquisition of property and equipment                        (36,015)         (27,386)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payment) of notes payable                          330,200         (155,269)
    Proceeds (payment) of related party loans                    235,490          (50,804)
    Proceeds from private placement                            1,147,201              ---
    Payment of private placement costs                               ---              ---
                                                               --------------------------

        Net Cash Provided by Financing Activities              1,712,891         (206,073)
                                                               --------------------------

NET INCREASE (DECREASE) IN CASH                                  605,156         (317,265)
                                                               --------------------------

CASH - Beginning of Period                                       207,666           52,015

CASH - End of Period                                            $812,822        ($265,250)


                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of June 30, 1996 and December 31, 1995 and results of its operations and cash flows for the six-month periods ending June 30, 1996 and June 30, 1995.

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

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the two years ended June 30, 1996. The Company has sustained losses for each of the two years due to the lack of working capital to finance adequate levels of marketing expenditure. The Company effected a restructuring in order to be able to improve its liquidity and finance its future expansion by a subsequent offering of shares of its common stock. Under its first private placement in the last quarter of 1995, the Company raised $1,819,500 from the sale of its Common Stock. Part of the proceeds were paid to the Company in cash and the balance of proceeds were used to reduce the amount of certain loans to the Company. The Company made another offering of its common stock under a second private placement in March of 1996. As of 6/30/96, the Company has raised $991,200 and plans to raise a maximum of $2.475 million under this offering. In addition, the Company is preparing to attempt to raise up to an additional $6,500,000 in a further private placement of its Common Stock.

     Management will use the proceeds from the current and future offerings to improve the financial condition of the Company and provide increased working capital. Marketing activities will be pursued more aggressively to increase the Company's customer base. The Company has thus far used independent sales representatives, sub-contracted telemarketers, and direct mail to solicit customers. The Company now intends to establish its own in-house telemarketing facility, to launch a televised marketing program during the third quarter of 1996 to increase its independent sales force, and to increase its direct mail activity. The Company believes that the proceeds of the current and subsequent offerings if successful, together with cash flow generated from operations, will be sufficient to meet its anticipated working capital needs for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Gross revenues for the three months ended June 30, 1996 were $1,665,409 as compared to $2,289,416 for the three months ended June 30, 1995. The decrease of 27% is attributable to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995, of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

     During the second half of 1996, the Company anticipates taking steps to increase its customer base and, consequently, its revenues and market share as follows:

     Management plans to resume the active pursuit of new customers upon receipt of the proceeds of its current and future private placements, if successful, and thus increase its revenues. The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility and launch a televised marketing program to increase its independent sales force.

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

     Gross profit was $636,876 and $511,150 for the three months ended June, 1996 and 1995, respectively. As a percentage of net sales,the gross profit margins for the three months ended June 30, 1996 and 1995 were 38 % and 24 %, respectively. The percentage increase is partially due to more favorable pricing experienced by the Company under its new contract with AT&T signed in September of 1995 and partially to the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. The Company had granted promotional rebates to this customer resulting in slimmer profit margins in 1995.

     For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN(Software Defined Network) and DNS(Distributed Network Service) usage. The Company received volume discounts based on its
level of usage.    The new contract signed on September 1, 1995 - which
supersedes all previous contracts with AT & T - encompasses both outbound and inbound service and is set at a fixed term of four years with a one-year extension. The Company continues to have a minimum SDN and DNS purchase requirement of $1,200,000 per quarter for 16 quarters or 20 quarters if the Company extends its contract.

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

     The agreement is subject to increases and decreases in the rate of discount offered to the Company, depending on the proportion of "new business" (currently non-MCI business) in the Company's total usage. During the first six months of the agreement, either the Company or MCI may terminate the agreement at will, with no penalty. In the event that no notice of termination is received within six months, the agreement is to run for the full forty-two
(42) month term.

     Prior to 3/31/96, MCI had been unable to provision the Company's customers. Subsequent to 3/31/96, MCI commenced providing service but the benefit of this is not expected to be reflected in the Company's revenues until the third quarter of 1996. In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March, 1996 contract.

     Sales and marketing expenses were $158,022 and $36,199 for the three months ended June 30, 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses increased from 2% for the three months ended June 30, 1995 to 9% for the three months ended June 30, 1996. The percentage increase is attributable partially to lower sales in the second quarter of 1996 and partially to one-time adjustments made at 6/30/95 as follows: The company wrote off amounts due one of its telemarketers of $73,211 after it ceased doing business with this telemarketer . The company also wrote off $50,000 of commission payable to its independent sales agents who are no longer active.

Management plans to resume its acquisition of accounts upon receipt of funding from its current and future private placements, if successful. The Company also intends to establish its own in-house telemarketing facility, to launch a televised marketing program during 1996 to increase its independent sales force and to increase its direct mail activity.


     General and administrative expenses were $689,642 and $660,080 for the three months ended June 30, 1996, and 1995 respectively. As a percentage of gross sales, general and administrative expenses for the three months ended June 30, 1996 and 1995 were 41 % and 29% respectively. The principal elements which contributed to the increase in general and administrative expenses were costs relating to attempts in 1996 to raise capital for the Company and increased costs relating to the maintenance and upgrading of the Company's internal systems in anticipation of increased levels of sales activity. The percentage increase is also attributable to lower sales levels in the second quarter of 1996.

     Interest expense for the three months ended June 30, 1996 and 1995 was $33,651 and $91,690 respectively. For the quarter ending 6/30/95, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. A majority of the Company's outstanding loans were converted to equity under the first private placement which contributed to the decrease in interest expense for the quarter ending 6/30/96.



     The Company incurred a net loss of $243,859 for the three months ended June 30, 1996 compared to a net loss of $343,312 for the three months ended June 30, 1995. For the quarter ending June 30, 1995, costs of $68,517 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year.


SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

     Gross revenues for the six months ended June 30, 1996 were $3,463,502 as compared to $4,886,533 for the six months ended June 30, 1995. The decrease of 29% is attributable to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995 of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

     Gross profit was $1,316,104 and $1,174,398 for the six months ended June 30, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the six months ended June 30, 1996 and 1995 were 38% and 25%, respectively.The percentage increase is partially due to more favorable pricing experienced by the Company under its new contract with AT&T signed in September of 1995 and partially to the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. The Company had granted promotional rebates to this customer resulting in slimmer profit margins in 1995.

     Sales and marketing expenses were $316,173 and $483,253 for the six months ended June 30, 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses were 9% and 10% for the six months ended June 30, 1996 and June 30, 1995, respectively. At 6/30/95, the company wrote off amounts due one of its telemarketers of $73,211 after it ceased doing business with this telemarketer. The company also wrote off $50,000 of commission payable to its independent sales agents who are no longer active. Management plans to resume its acquisition of accounts upon receipt of funding from its current and future private placements, if successful. The Company also intends to establish its own in-house telemarketing facility, to launch a televised marketing program during 1996 to increase its independent sales force and to increase its direct mail activity.

     General and administrative expenses were $1,377,114 and $1,302,819 for the six months ended June 30, 1996, and 1995 respectively. As a percentage of gross sales, general and administrative expenses for the six months ended June 30, 1996 and 1995 were 40 % and 27% respectively. The principal elements which contributed to the increase in general and administrative expenses were costs relating to attempts in 1996 to raise capital for the Company and increased costs relating to the maintenance and upgrading of the Company's internal systems in anticipation of increased levels of sales activity. The percentage increase is also attributable to lower sales levels in the second quarter of 1996.

     Interest expense for the six months ended June 30, 1996 and 1995 was $65,339 and $161,459 respectively. For the six months ending 6/30/95, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. A majority of the Company's outstanding loans were converted to equity under the first private placement which contributed to the decrease in interest expense for the six months ending 6/30/96.

     The Company incurred a net loss of $440,910  for the six months ended
June 30, 1996 compared to a net loss of $1,147,780 for the six months ended June 30, 1995. This increase is attributable to the following factors: For the six months ending June 30, 1995, costs of $377,585 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year. Interest expense decreased $96,120 since a majority of the Company's outstanding loans were converted to equity at 12/31/95 under the first private placement. Customer rebates and refunds decreased

$211,953 due to the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. The Company had granted promotional rebates to this customer in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had negative working capital of $2,929,408 compared to negative working capital of $3,064,157 at June 30, 1995. The Company experienced cash constraints throughout 1995 as a result of the abandonment of its plans to effect an initial public offering. The Company has not experienced the growth in revenues and profits that it had anticipated at the beginning of 1995. Due to cash constraints, management has been unable to undertake an active pursuit of new accounts from outbound telemarketing firms or from direct mail, as a result of which revenues progressively declined through customer attrition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1996                   Long Distance Direct Holdings, Inc.

                                          By: STEVEN LAMPERT
                                          ------------------------------
                                          Steven Lampert, President
                                          (Principal Executive Officer),
                                          and Director


                                          By: MICHAEL PRESTON
                                          ------------------------------
                                          Michael Preston, Chief
                                          Financial Officer (Principal
                                          Accounting Officer) and
                                          Director

                                EXHIBIT INDEX



EXHIBIT NO.                                      DESCRIPTION

    27                                    FINANCIAL DATA SCHEDULE