Form 10-K405/A
period 1995-12-31
LONG DISTANCE DIRECT HOLDINGS INC
filed 1996-11-07
CIK 844063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________.

                         Commission File No. 33-26019-LA

                       LONG DISTANCE DIRECT HOLDINGS, INC.

             (Exact Name of Registrant as Specified in its charter)


                         Nevada                                                33-0323376
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

1 Blue Hill Plaza, Pearl River, New York                                 10965
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:  (914) 620-0765

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ----   ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]





The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average of the closing bid and asked prices of the issuer's Common Stock in the over-the-counter market as reported by the OTC Bulletin Board on May 31, 1996, was approximately $6,556,358.

As of May 31, 1996, 3,862,887 shares of Common Stock, $.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

        The Registrant was a small business issuer as of its fiscal year ended December 31, 1995 and filed its Annual Report for such fiscal year on Form 10-KSB. The Registrant has subsequently determined that, because its Quarterly Reports for such fiscal year were filed on Form 10-Q instead of Form 10-QSB, it should have filed its Annual Report on Form 10-K instead of Form 10-KSB and, accordingly, hereby amends, on Form 10-K, its Annual Report for the fiscal year ended December 31, 1995 previously filed on Form 10-KSB.


                                                       PART I

ITEM 1.  Description of Business.

         Long Distance Direct Holdings, Inc., which was formerly known as Golden Ark Inc., was inactive until October 6, 1995, when it acquired all of the outstanding stock of Long Distance Direct, Inc. ("LDDI") and LDDI became a wholly owned subsidiary of the Company. LDDI is a New York corporation which was formed in 1991 for the purpose of acting as the general partner of Long Distance Direct L.P. ("LDDLP" or the "Partnership"), a New York limited partnership formed at the same time for the purpose of carrying on the business of a non-facilities-based reseller of long-distance telephone service. In October 1995, LDDI acquired all of the partnership interests of LDDLP in exchange for shares of LDDI common stock. Prior to its acquisition of LDDI, Golden Ark, Inc. effected a 1 for 1.4700477 forward split of its outstanding Common Stock. After its acquisition of LDDI, Golden Ark, Inc. changed its name to Long Distance Direct Holdings, Inc. ("LDD Holdings"). References herein to the Company or to LDDI shall mean LDD Holdings and LDDI collectively unless the context otherwise requires. The financial statements included elsewhere herein relate to the business which was known as LDDLP prior to the acquisition of LDDLP by LDDI and the subsequent acquisition of LDDI by LDD Holdings.

         The Company's offices are located at One Blue Hill Plaza, Pearl River, New York 10965. The Company's telephone number is 914-620-0765.

GENERAL

         Long Distance Direct Holdings, Inc. is a non-facilities-based, or "switchless", reseller of outbound and inbound long distance telephone, teleconferencing, cellular long distance and calling card services to small and medium-sized commercial customers. All of the services sold by the Company are currently provided either by AT&T or by MCI. Management believes that AT&T and MCI's long-distance service remains the preferred option of the majority of telephone users. According to a 1995 FCC report, AT&T and MCI accounted for approximately 56% and 17% respectively of total domestic long-distance revenue for calendar year 1994. The Company signs up customers and provisions them onto the network of AT&T or MCI, which provide the actual transmission service. The Company has agreements with AT&T and MCI to purchase a minimum annual level of long distance telephone service at discounted bulk rates which are lower than rates LDDI's customers are able to obtain for themselves due to insufficient call volume. The Company does not own or lease any telephone equipment or participate in the call completion process. Provision of the service to the customer requires no equipment installation or modification on the customer's premises; all action to provide the service takes place within the local and inter-exchange carriers. The customer retains his existing telephone numbers and incurs no expense in making the decision to switch to the services of the Company.

MARKETING AND SALES

         The Company obtains customer orders through three separate methods typically employed by sellers and resellers of telephone services: field sales, telemarketing, and direct mail. Until the beginning of 1994, over 95% of the Company's billings related to field sales, with the balance coming from customers who had responded to the Company's direct mail programs. In January 1994, however, the Company commenced a program of outbound telemarketing, and in June 1994 it increased the volume of its direct mail activity. Currently, approximately 37% of the Company's billings are derived from field sales using a system of self-employed independent sales representatives, who are contractually restricted from performing such services for competitors of LDDI, 57% are derived from telemarketing using a number of outside telemarketing agencies specialized in the sale of telephone services on a non-exclusive basis, and the remainder are derived from direct mail programs. The Company is currently engaged in raising finance through a private placement of its stock and intends to use a portion of the proceeds thereof to increase its marketing efforts, to increase the proportion of its sales attributable to direct mail marketing and to establish its own in-house telemarketing facility, The Company also intends to launch a televised marketing program during 1996 to increase its independent sales force.

         The Company's field sales force is based on a system of independent sales representatives, all of whom are self-employed. All sales representatives are compensated on a commission-only basis, except that certain of these individuals receive an individually negotiated draw to be recouped from future commissions. Commissions are payable to representatives based on actual monies collected by LDDI which can be attributed to specific customers. LDDI's current active sales force numbers about 30 individuals. Management is considering a number of new methods of recruiting field sales representatives including the televised marketing programs referred to above. LDDI has prepared a comprehensive manual for use by sales representatives as a training tool for reference on the job.

         LDDI also generates sales through direct mail programs, backed up by a small in-house telemarketing department. Until June 1994, this activity comprised exclusively the sending of direct mail packages to small businesses, inviting them to telephone LDDI's own 800-number, and incorporating a special discount offer, with conversions of inquiries being carried out by an inbound telemarketing team. In June 1994, the Company commenced another direct mail approach requiring customers to complete and send in a written sales order, with follow-up information being obtained by the Company's in-house telemarketing department. The results of the various programs that have been carried out to date have generated sufficient response to lead management to expand its direct mail activity.

         In January, 1994, in order to market its services to small business users, the Company contracted with a telemarketing company specializing in the solicitation of orders for long-distance telephone services on behalf of resellers. The first billings attributable to customers introduced by this company were generated in February 1994. In March and July 1994, respectively, the Company contracted with two additional telemarketing agencies, similarly specialized in the sale of telephone services, to market its services. Billings from each of these two sources commenced in June and September, 1994, respectively. The telemarketing agencies are compensated principally by the payment of an up front fee based on successfully provisioned orders and average per customer billing levels. Payments on account are made on delivery of a validated order to the Company with ongoing reconciliation and adjustment in light of results achieved.

         The Company has now contracted with a number of additional telemarketing agencies in order to avoid excessive dependence on any one source of new telemarketed business. The level of business generated to date by this activity has led management to the decision to increase the level of orders requested of the outside telemarketing agencies following completion of the current private placement of its common stock. The Company now intends to supplement the efforts of the outside agencies by establishing an in-house outbound telemarketing department.

SERVICES PROVIDED

         AT&T

         The Company currently resells to its customers AT&T outbound and inbound long-distance telephone service, including teleconferencing, cellular long-distance and calling card services. Outbound service had, until September 1994, been provided exclusively under the Company's SDN agreement with AT&T, but with the signing of a new contract tariff with AT&T, effective September 7, 1994, now superseded by a new contract tariff with AT&T, effective September 1, 1995, such service is now also provided on DNS. The Company's pricing to its customers for the two services is identical, but DNS can be provisioned considerably faster than SDN. Inbound service is now provided under the same contract tariff, effective September 1, 1995, as the outbound service.

         Customers may also request a calling card. This allows use of the telephone system either through off network dialing using an 800-number access or through the traditional "zero plus" access method. The calling cards have been designed to the Company's own specifications and are issued subject to the condition that liability for usage thereunder remains that of the end-user unless and until loss is reported to LDDI. In turn, LDDI has an on-line connection with AT&T's Network Remote Access Monitoring System. Once LDDI has reported a loss or theft to AT&T, LDDI has no further liability for usage on the lost or stolen card. The Company is able to set and vary thresholds and usage parameters that have been designed by AT&T to facilitate early detection of calling card theft or abuse.

         MCI

         Since March, 1996 and pursuant to contracts signed in August, 1995 and March, 1996, the Company has also commenced the resale of MCI outbound and inbound long-distance telephone service, including teleconferencing, cellular long-distance, calling card and debit card services. Under the calling card arrangements, customers may access the Company's network either through an 800-number or through "zero Plus" dialing. In the case of calling cards under the MCI contract, MCI retains full liability for fraudulent use. Provisioning of customers onto the MCI network is done directly by the Company in conjunction with the Local Exchange Carriers.

         Whereas, under its arrangements with AT&T, the Company is permitted to sell only to commercial customers, the MCI contract permits resale to both the commercial and the residential markets. Furthermore, the pricing of the MCI contract makes residential sale a realistic and financially attractive proposition. Finally, the Company is able in respect of the resale of MCI service to offer its customers the alternative of billing through their Local Exchange Carrier. This is believed to be important in relation to the residential market, which is considered to be less willing than the commercial market to receive separate monthly long distance bills.

         Neither the outbound service nor the inbound service provided on the AT&T or MCI networks requires any equipment installation or modification on the customer's premises; all action to provide the service takes place within the local and inter-exchange carriers. The customer retains his existing telephone numbers and incurs no expense in making the decision to switch to the Company's service. The Company provides its customers with services at a price which management believes, because of the average customer's calling volume, would generally be unavailable to such customers.

         The Company's administrative and accounting systems are structured to address the two principal areas of activity in the Company's business and their financial and operational interface: the sales division and the customer account base. With three separate sources of new orders, and a customer base that more than doubled in 1994, management believes that the continued development and structural integrity of the business depends on fundamentally sound administrative and operating systems.

         In recognition of this, the Company's management from the outset established a computerized database under the direction of an outside computer consultant. This database records and tracks all new sales representatives, together with their reporting hierarchies, to enable monthly commission statements to be driven from data supplied electronically from AT&T and MCI, and to respond to all personnel questions. Additionally, the database records and implements all activity from the outside telemarketing agencies, from order entry through submission of orders to AT&T or the Local Exchange Carriers (in the case of MCI services) to production of the data needed to effect monthly accounting reconciliations with those agencies. The database tracks and implements order entry and analyzes the performance of the various direct mail programs. It also records all customers, together with their sales representative or other introductory source attribution, and allows both direct electronic interface with the Company's external billing agency for billing and collection purposes and for internal interrogation for customer service purposes.

         To support this function, LDDI has established computer-based operating procedures that track each new customer through its provisioning sequence with AT&T and the Local Exchange Carriers (where MCI service is concerned), enabling LDDI to respond systematically and promptly to the reports generated by AT&T and the Local Exchange Carriers on provisioning progress. In addition, LDDI operates a customer service function as well as a dedicated credit control function. Insofar as the Company is marketing services that are available from a wide range of alternative suppliers, the high level of customer service that it can offer is an area in which management believes the Company can outperform its competitors. In this regard, as evidence of its responsive administrative systems, the Company has a policy of calling its customers on a rotating basis to establish the level of their satisfaction with the Company's service and to identify and attend to any additional needs that they might have.

         Through March, 1996, the Company's billing was performed on its behalf by American College and University Systems ("ACUS"), a strategic business unit of AT&T that provides resellers with a customized long-distance billing service known as the "AT&T Bill Manager Service." The Company established its own tariffed pricing elements and used the ACUS service to bill end-users at its designated tariffed rates.

         From monthly billing tapes and feeds supplied directly by AT&T, ACUS produces and delivers invoices to all end-users in the Company's name, and end-users remit payments directly to the Company through a "lock box" set up by the Company. By using the services of ACUS, the Company was able to avoid the labor-intensive administration of performing the billing function itself during a period of strong account growth while retaining control over its pricing, billing and collection policies. The Company negotiated a release without penalty from its contract with ACUS, capable of implementation at any time after July 1995, in order to be able to use the services of a billing company that was both less expensive and better interfaced with the Company's computer systems. To that effect, the Company entered into an agreement with Digital Communications of America Inc. ("DCA") under which DCA provides billing services to the Company in respect of both AT&T and MCI service. The first DCA bills were generated in April, 1996. The Company may also in the future consider employing its own billing personnel if and when it believes that the financial benefits of so doing will outweigh the practical difficulties involved.

         The Company's overall operational strategy is based on management's belief that the sales function is highly dependent upon the strongest possible administrative support. The lack of such support would result in a failure to motivate and retain sales people or respond to the needs of the outside telemarketing agencies, customer dissatisfaction, and the loss of revenues through inefficiencies and inattention. Management believes that the Company's attention to this area of its operations distinguishes it from much of its competition.

ARRANGEMENTS WITH PROVIDERS

         AT&T

         The company commenced operations under Part II of AT&T's SDN tariff, a generic tariff relating to outbound long-distance service only, and available to both end-users and resellers alike satisfying AT&T's requirements both for usage commitment and cash deposit for security purposes. Under this tariff, AT&T's customers, which included the Company, receive a discount from published tariff rates in return for the commitment and deposit referred to above. In December, 1992, the Company entered into a new five-year agreement with AT&T under Part VI of the SDN tariff pursuant to which it increased its annual usage commitment in return for the higher discounts available thereunder.

         Effective September 7, 1994, the Company entered into an individually negotiated contract tariff with AT&T for outbound long-distance service. This contract tariff, which superseded the Company's arrangements under Part VI of the SDN tariff, was the subject of an individual filing by AT&T with the FCC, and had a three year term. Under this contract tariff AT&T agreed to supply the Company, and the Company acquired the right to resell, both SDN and DNS service.

         Effective September 1, 1995, the Company entered into a new individually-negotiated contract for a fixed term of four years with a one year extension at the Company's option. This tariff, which supersedes all the Company's other arrangements with AT&T embraces both outbound and inbound long-distance service. Under the contract tariff, the Company has accepted a minimum purchase requirement under which it is obligated to pay such minimum regardless of whether its usage reaches such levels. The minimum purchase requirement is a constant amount throughout the duration of the contract tariff. The minimum quarterly purchase requirements in respect of outbound service, SDN and DNS combined, for each of the sixteen quarters of the contract tariff, and for the four subsequent quarters if the Company elects to exercise its extension option, are $1,200,000 per quarter. Also included within the contract tariff is a requirement that a specified minimum proportion of each quarter's usage relate to "new business", i.e. currently non AT&T business.

         Until October 1992, the Company offered only outbound service to its customers: in that month the Company started to offer its customers AT&T inbound 800-number service through a third-party intermediary provider. However, in November 1993, the Company ended its arrangement with the third-party provider and contracted directly with AT&T under CSTP II, a generic tariff, to enable it to resell inbound 800-number service. In April 1994, the Company signed a three-year individually-negotiated contract tariff with AT&T, effective May 1, 1994, for the supply of 800-number inbound telephone service with volume discounts in excess of those available under CSTP II, in return for a minimum annual purchase requirement of $1,200,000. AT&T has advised the Company that this contract tariff was the first individually-negotiated contract tariff ever signed for inbound 800 service.

         Effective September 1, 1995, this contract tariff was superseded by the new individually-negotiated contract tariff described above in relation to the Company's outbound service. Under this tariff, which embraces both outbound and inbound long-distance service, the Company continues to have a minimum annual purchase requirement of $1,200,000 for inbound usage. Also included in the contract tariff is a requirement that a specified minimum proportion of each quarter's usage relate to "new business" as in respect of the outbound usage.

         As a result of information arising from the change of billing company after December 31, 1995, the Company has advised AT&T that it may have been significantly over-billed by AT&T since September, 1992. At this time, however, no estimate can be made as to the time or the amount, if any, of any recovery by the Company. Accordingly, no provision for recovery has been reflected in the Company's financial statements.

         The agreement with AT&T referenced above is not renewable upon termination of the five-year term. Management believes, however, that its relationship with AT&T will enable it to negotiate similar agreements with AT&T upon termination of the agreement currently in force.

         MCI

         On August 4, 1995, the Company signed an individually-negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long-distance, inbound long distance, calling cards, debit cards, teleconferencing and MCI enhanced services. This agreement was subject to an eight (8) month ramp period followed by a thirty-six (36) month service period. In March, 1996, the Company signed another individually negotiated contract with MCI which superseded the contract of August, 1995. This contract, which requires higher minimum purchase levels than the prior agreements but affords better prices, is subject to a twelve (12) month ramp period followed by a thirty (30) month service period.

         During the first five (5) months of the ramp period, the Company has no minimum purchase obligations. During the sixth, seventh, and eighth months, the Company is obliged to purchase $250,000 of services per month, during the ninth and tenth month $500,000 per month, during the eleventh and twelfth month $750,000 per month, and during the thirty month service period $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI fifteen percent (15%) of the difference between the amount used and the respective minimum monthly requirement.

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

         In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000 to be applied against its initial usage under the March, 1996 contract. No provision for this credit has been included in the Company's financial statements.

CUSTOMERS

         At December 31, 1995, the Company had over 10,000 active billing customers. Customers generated by field sales activity are predominately based on the Eastern seaboard; those generated either by telemarketing or by direct mail have no particular geographic bias. Through December 31, 1995, the Company's customer base was exclusively commercial and contained no residential element. It covers almost every generic field of business activity in the United States. No single current customer represented more than 3% of billings for the year ended December 31, 1995.

COMPETITION

         The long-distance telecommunications market is highly competitive. The Company does not believe it is a significant factor in the industry. The principal competitive factors affecting the company's market share are pricing, customer service, and value-added services. The Company's ability to compete effectively will depend upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. The long-distance carriers which sell in competition with the Company include MCI, Sprint, and AT&T itself. Resellers which sell in competition with the Company include Long Distance Discount Services, LCI International, Inc., Ustel Inc., Protel Communications Corp., Equalnet, Midcom, Tel-Save and Pacific Coin. Of the resellers, some are switchless and some have their own switches and leased lines: some sell services of both AT&T and other long-distance carriers. Among the resellers, management believes that LDDI is one of only a few to market AT&T long distance services under a direct contractual relationship with AT&T. Management has also been informed that the Company is one of only a limited number of resellers to be granted a resale contract by MCI.

         Price competition in the long-distance telecommunications industry has increased in recent years due to the entry of many companies into the market. Management's policy for gaining and retaining customers is based on four principal components: first, marketing only premier quality long-distance services, such as those provided by AT&T and MCI; second, offering rates for telephone usage that are at least comparable with, and in many cases less expensive than, those generally available to its target market; third, developing and maintaining responsive information systems that enable customer service to be carried out on a timely and efficient basis; and fourth, staff training programs that teach personnel how to handle customer concerns both efficiently and courteously.

INDUSTRY BACKGROUND

         On January 1, 1984, AT&T's divestiture of the Bell System went into effect. As a result of the decree ordering such divestiture by AT&T (the "AT&T Divestiture Decree"), AT&T was forced to divest its 22 Bell Operating Companies ("BOCs"), which were reorganized under seven Regional Bell Operating Companies ("RBOCs"), such as Pacific Telesis and US West, Inc. The RBOCs own and are responsible for operations of the BOCs in each of their regions. The BOCs, as well as other independent companies which provide local telephone service, are characterized as local exchange carriers. The local exchange carriers are responsible for providing dial tone, local lines and billing for local service as well as local access for long-distance traffic.

         As an additional part of the AT&T Divestiture Decree, the United States was divided into approximately 200 Local Access and Transport Areas ("LATAs"). AT&T was given the right to compete for inter-LATA long-distance business, but was prohibited from providing intra-LATA long-distance and local service. The BOCs and other local exchange carriers were permitted to compete for intra-LATA long-distance and local service, but were prohibited from entering the inter-LATA long-distance market in which the Company competes, although legislation has since been enacted permitting the BOCs and other local exchange carriers to compete in the long-distance market and allowing AT&T and other inter-exchange carriers to compete in the local markets.

         The AT&T Divestiture Decree also required the local exchange carriers to provide all inter-exchange carriers with access to local telephone exchange facilities that are "equal in type, quality and price" to that provided to AT&T. In addition, the local exchange carriers were required to conduct a subscription process allowing consumers to select their long distance carrier. This development, know as "equal access," enabled consumers to complete calls using their selected long-distance carrier by simply dialing "1" plus the area code and number. Prior to equal access, consumers using an inter-exchange carrier other than AT&T had to dial a local number, then an access code, then the area code and number of the call destination to complete a call. With equal access, all inter-LATA traffic is carried by the local exchange carriers. The AT&T Divestiture Decree and the implementation of equal access constitute the fundamental regulatory developments that allow inter-exchange carriers other than AT&T to enter and compete in the long-distance telecommunications market.

         Since the AT&T Divestiture Decree, the long-distance industry has experienced rapid technological development. One significant technological change was the advent of digital transmission technology, which represented an improvement over analog technology. Because the BOCs and many local exchange carriers converted rapidly to digital switches, digital technology was necessary for inter-exchange carriers to connect to the local exchange carriers for equal access. Accompanying the movement toward digital switching was the rapid development and implementation of fiber optic circuitry, which also requires digital technology. While AT&T had once been the only source of high quality transmission facilities, several other companies, including MCI and Sprint, entered the business of building transmission facilities, using primarily fiber optic circuits.

         Following the AT&T Divestiture Decree, and the birth of competing long-distance carriers, the inter-exchange carriers developed the concept of the virtual private network ("VPN") in order to shift traffic onto the public network from large, private networks transmitting on dedicated facilities. VPNs are aimed at large organizations that have many locations and that spend at least $50,000 per month on long-distance calling. The Software Defined Network ("SDN") is AT&T's most sophisticated form of VPN, utilizing its latest fiber optic facilities and offering significant technical and administrative benefits to major long-distance users.

         In the late 1980's resellers perceived an opportunity to package, aggregate and market AT&T's premier service at rates lower than small businesses could expect to obtain directly from any other carrier, with billing carried out directly by AT&T. The Company believes that this event created the switchless reseller industry.

         Between October 1989 and March 1990 many companies entered the market of SDN resale, recruiting field sales forces to market to small and medium-sized businesses. Whereas AT&T is generally believed to have found itself involved unintentionally in resale at the outset, in 1992 it introduced Distributed Network Service ("DNS") specifically as a resale product. AT&T encourages the resale of DNS rather than SDN. In 1994, MCI also decided to make its network available to resellers such as the Company. Following negotiations which commenced in February, 1995 the company signed an agreement effective September 1, 1995 to resell MCI's services. That agreement was superseded by an upgraded contract in March, 1996. Provision of MCI service by the Company commenced in March, 1996.

         Resellers are classified into two categories, facilities-based and non-facilities based. A facilities-based carrier utilizes lines owned by third parties but operates its own switching equipment and usually bills its own customers directly. A non-facilities-based carrier does not own or lease any telephone equipment or participate in any portion of the call completion process. For billing purposes it receives magnetic tapes of its customers' long-distance usage from its service provider and uses this information as a basis for billing. Facilities-based carriers have both an investment in the network needed to complete the call process and a geographic concentration, whereas non-facilities-based carriers have neither such investment nor any geographic constraint.

         As a result of the changes brought about by the AT&T Divestiture Decree, secondary inter-exchange carriers, including the Company, generally provide long-distance telephone services at a significantly lower cost than the comparable services offered directly by AT&T, MCI and Sprint. The Company's success will depend on its continuing ability to provide comparable services at prices equal to or lower than its competitors in the future.

REGULATION

         Although in the past the FCC had extensively regulated interstate communications, the trend during the 1980's was toward lessened regulation. Non-dominant inter-exchange carriers such as the Company were not required by the FCC to maintain a certificate of public convenience and necessity or to file tariffs with the FCC other than with respect to international calls and except for informational tariffs, which were required to be filed with respect to operator services. Over this period of time, the FCC had retained general regulatory jurisdiction over the sale of interstate telecommunications services by inter-exchange carriers, including the requirement that calls be charged on a nondiscriminatory, just and reasonable basis.

         Tariffs. On November 13, 1992, the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") ruled that the FCC lacks authority to waive the requirement that non dominant inter-exchange carriers file tariffs. The Court of Appeals reversed the FCC's "forbearance policy," which had excused inter-exchange carriers from tariff filing requirements. The FCC had also begun a new proceeding to promulgate rules for non-dominant inter-exchange carriers' tariff filings in a streamlined manner so as to give substantial flexibility to the Company and similarly situated competitors. The FCC has enacted certain rules and is expected to enact others regarding tariff filing requirements for non dominant carriers. The FCC has issued a statement publicly announcing its intention not to enforce the strict tariff format and content rules against non dominant inter-exchange carriers in the interim. In July 1993, a Federal District Court (the "District Court") granted AT&T's request for a preliminary injunction against MCI for failure to file customer-specific tariffs. MCI had relied upon its earlier streamlined tariff filing, which set forth ranges of rates.

         As a consequence of the Court of Appeals decision and the District Court's ruling, the Company could be subject to complaints seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to be injured by the Company's failure to file tariffs. The Court of Appeals decision suggests that reliance upon the forbearance policy may not excuse past failure to file tariffs, because the Court ruled that the forbearance policy itself was unlawful. The Court of Appeals does not, however, require the FCC to assess forfeitures or damages or take any other specific enforcement action against those carriers who relied upon its policy, although it does direct the FCC to give further consideration to the issue of damages in a private suit between AT&T and MCI. In February 1993, AT&T filed lawsuits in Federal court against MCI, Sprint and Williams Telecommunications Group, Inc. ("WilTel") for alleged failure to file proper tariffs and seeking lost profits on a denied loss of sales of $1 billion. WilTel responded by filing a Federal court complaint against AT&T for illegal pricing activity, and similar complaints filed by MCI and Sprint have been pending at the FCC for several years. Moreover, the implications of the District Court's preliminary injunction against MCI for other long-distance carriers may be substantial unless and until the FCC acts. There is a possibility that the aftermath of the ultimate consequences of the Court's ruling may affect the Company's pricing practices. AT&T has also indicated that it may institute similar suits against other inter-exchange carriers. MCI has filed a motion for reconsideration of the Court's preliminary injunction and has also filed a petition for declaratory ruling with the FCC to declare that it and other inter-exchange carriers cannot be held liable for good faith reliance on the FCC's now reversed forbearance policy. At this time, the Company cannot predict the likelihood of the filing of complaints against it or potential liability, if any.

         Potential Increased Competition. In 1984, pursuant to the AT&T Divestiture Decree, AT&T divested its 22 wholly owned BOCs. In 1987, as part of the triennial review of the AT&T Divestiture Decree, the U.S. District Court for the District of Columbia denied the BOCs petition to enter, among other things, the inter-LATA long-distance telecommunications business. The District Court's ruling was appealed to the Court of Appeals, which, in 1990, affirmed the District Court's decision to retain the inter-LATA prohibition for the BOCs. Recent legislation passed in Congress now permits the BOCs to provide inter-LATA service, subject to the provisions outlined in Recent Legislation below. As indicated below, the Company and all other providers of inter-LATA service may now expect to face substantial additional competition. This legislation follows the relaxing by the FCC of its regulatory requirement applicable to foreign controlled inter-exchange carriers such that these firms and others that may enter the market in the future will have greater flexibility to compete in international routes.

         Regulation of AT&T. Currently, the Company and the inter-exchange carriers with which it competes are subject to less regulation and have greater pricing flexibility than AT&T. However, the difference in the level of regulation between AT&T and its competitors has recently been narrowed. The general trend of the FCC is to treat AT&T inter-exchange business service as competitive and lessen FCC reviews of the rates AT&T charges for many of its business services. In addition, the FCC has adopted "further streamlined" regulation for many of AT&T's domestic business services, which effectively removes various controls under existing regulations governing AT&T's pricing flexibility. The FCC also allows AT&T to bundle individualized packages of integrated services to specific, high-volume customers at negotiated prices. The Court of Appeals recently held that these so-called Tariff 12 offerings are lawful under the Federal Communications Act. The new rules allowing the further streamlining of AT&T's regulation are the subject of judicial appeals pending before the Court of Appeals. The outcome of these appellate proceedings is at this time uncertain. Management of the Company does not believe that the implementation by the FCC of the further streamlined rules would have a material adverse effect on its business or operations. However, should the FCC affirm further streamlined regulation with respect to a number of AT&T's domestic business services, AT&T can be expected to offer and price its business services more aggressively, which in turn, may affect the Company's pricing policies and gross margins.

         Recent Legislation. Under the Telecommunications Act of 1996, which became law on February 8, 1996, many restrictions were abolished that acted as entry barriers in telecommunications markets. Of greatest significance to the Company, this legislation eliminates the restrictions imposed by the AT&T consent decree on the provision by the BOCs of long distance services. However, the entry of a BOC into the long-distance market will only be permitted if it has satisfied the FCC and the Justice department that it has satisfactorily opened its local exchange market to competitors such as the Company. The process of entry by the BOCs into the long distance market will take not less than two years to complete. Although the Company intends to take advantage of the recent legislation by seeking to resell local telephone service, there can be no assurance that it will be successful in so doing or that the entry of the BOCs into the long distance market will not damage the Company's business and financial position.

         State Regulation. The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including, in many jurisdictions, certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. Some state regulatory authorities also require carriers to file tariffs which set forth their rates and conditions of service. The Company has obtained certificates, and filed tariffs, to provide service in Florida and New York and is in the process of doing the same in all of the other states in which the Company conducts business. Some states prohibit inter-exchange carriers from providing intrastate service (calls both originating and terminating in the same state) or restrict or condition the offering of intrastate or intra-LATA long-distance service by the Company and other inter-exchange carriers. Those states that do permit the offering of intrastate or intra-LATA service by inter-exchange carriers generally require that end users desiring to access these services dial special access codes which put the Company at a disadvantage vis-a-vis local exchange carrier intrastate and intra-LATA toll service, which generally requires no similar access code. The Company historically has not experienced significant problems in its dealings with state regulatory authorities. Changes in regulatory requirements, however, could result in changes in the manner in which the company conducts its operation. The Company may also incur the expense of legal fees and related costs in order to comply with such changes in regulatory requirements.









EMPLOYEES

         The Company has 27 employees, excluding the directors and executive officers, of whom 23 are full time and 4 are part-time. Of these 27 employees, 8 are responsible for order entry and customer service, 14 are responsible for accounting and credit control, 2 are responsible for marketing support, and 3 are responsible for general administration. If the Company is successful in its proposed marketing programs, management envisages that there will be a need for a substantial increase in the number of its employees.

         In addition to its employees, the Company has a total of approximately 175 self-employed independent sales representatives who are either currently active on the Company's behalf or who have introduced customers to the Company which are still using the Company's network.

ITEM 2.  Description of Property

The Company operates out of an 8,200 square foot office at Blue Hill Plaza, Pearl River, NY, a modern office facility. The space currently occupied by the Company is leased under a lease expiring in March, 1998 with annual rent of $135,000 rising to $148,000 in April, 1996. The Company is currently renegotiating the terms of this lease as a result of a change in ownership of the property. It is anticipated that the new lease will provide improved rental terms for the Company as well as for reconstruction of the existing office space.

ITEM 3.  Legal Proceedings

         The State of New York Department of Taxation and Finance has filed two separate warrants against the Company evidencing judgment liens for uncontested tax liabilities. One such warrant evidences an amount, including penalty and interest, of $10,449.21. The other warrant evidences an amount, including penalties and interest, of $5,238.61. The Company negotiated the payment of these liabilities with the Department with monthly payments being made over a 24 month period ending September 1997, until which time the judgment liens will remain in effect.


         On September 19, 1996, the Company, Steven Lampert, Michael Preston, LDDI and LDDLP entered into an agreement (the "Settlement Agreement") with Michael G. Miller, Jeffrey L. Schwartz and JAMI Marketing Services, Inc. (the "Sellers"), to settle pending litigation (the "Litigation") related to a Buy Out Agreement among the parties dated April 6, 1993. In accordance with the terms of the Settlement Agreement, the Company paid Sellers $500,000 in settlement of the Litigation and as full satisfaction of all remaining obligations under the Buy Out Agreement; the parties signed and delivered mutual general releases; and the Litigation was dismissed with prejudice. See "Certain Transactions -- Buy Out Agreement."





ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report. The Company did, however, obtain the written consent of the holders of a majority of the Company's outstanding Common Stock to the adoption of the Company's 1995 Stock Option Plan.

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol LDDI since December 13, 1995. There was no active trading market for the Company's Common Stock for more than two years prior to December 13, 1995. Since December 13, 1995, trading activity with respect to the Company's Common Stock has been extremely limited and sporadic.

         The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board from December 13, 1995 to May 31, 1996. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

         1995                                         High             Low
         ----                                         ----             ---

         Fourth Quarter (December 13 to December 31)  $3.00             $3.00

         1996                                         High              Low
         ----                                         ----              ---

         First Quarter                                $3.00             $3.00
         Second Quarter (through May 31, 1996)        $6.00             $3.00


         On May 31, 1996, the bid and asked price of the Company's Common Stock was $6.00 and $7.00 per share, respectively.

         As of May 31, 1996, there were approximately 85 stockholders of record.

         The Company has never paid any cash dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock. Payment of future cash dividends will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.


ITEM 6. Selected Financial Data



                                        1995         1994        1993        1992
                                        ----         ----        ----        ----
                                     (Amounts in millions, except per share amounts)


Net Revenues                           7,986.4      9,082.4     5,340.4      1,977.4
Gross Profit                           2,123.7      2,824.8     1,649.7          0.4
Operating Income (Loss)               (1,096.1)    (1,052.2)       (0.3)        (0.4)
Net Income (Loss)                     (1,874.9)    (1,220.7)       (0.9)        (0.4)
Net Income (Loss) Per Share              (0.55)       (0.36)      (0.30)       (0.14)

Current Assets                         1,404.8      2,352.5     1,044.3          0.7
Property, Plant, and equipment, net        0.2          0.2         0.1          --
Total Assets                           1,627.7      2,851.9     1,215.4          0.8
Current Liabilities                    4,890.0      4,633.1     1,710.0      1,200.2
Long-term debt                            --            0.4         0.6          --
Shareholders' equity                  (3,262.3)    (2,175.5)   (1,124.7)        (0.3)




ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1995. The Company has sustained losses for each of the three years due to the lack of working capital to finance adequate levels of marketing expenditure. The Company effected a restructuring in October, 1995 in order to be able to improve its liquidity and finance its future expansion by subsequent offerings of shares of its common stock as follows:

          In December 1995, the Company completed a private placement of 397,835 shares of common stock at a price of $3.00 per share. Prior to 12/31/95, the Company raised $806,211 in cash (net of certain expenses) and also issued shares to convert certain debt, related interest and expenses totaling $374,376. In the beginning of 1996, an additional 42,000 shares were issued for a total of $126,000. The proceeds of the offering were utilized for expansion of marketing activities, working capital and general corporate purposes. The offering closed in February 1996.

         In April, 1996, the Company commenced a private placement for shares of its common stock at a price of $3.30 per share. The Company sold 505,518 shares totaling $1,668,209.

         In August 1996, the Company commenced a private placement for shares of its common stock. The Company sold a total of 80.3027 units - each consisting of 5,000 shares of stock - at a price of $16,500 per unit. The Company also issued to each holder of the first 80.2724 units sold a warrant to purchase, at a price of $4.00 per share, 5,000 shares of common stock.

         Management will use the proceeds from the current and future offerings, if successful, to improve the financial condition of the Company and provide increased working capital. Marketing activities will be pursued more aggressively to increase the Company's customer base. The Company has thus far used independent sales representatives, sub-contracted telemarketers, and direct mail to solicit customers. The Company now intends to establish its own in-house telemarketing facility, has launched a televised marketing program to increase its independent sales force, and plans to increase its direct mail activity. The Company believes that the proceeds of the current and future offerings, if successful, together with cash flow generated from operations, will be sufficient to meet its anticipated working capital needs for the foreseeable future.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1994

         Gross revenues for the twelve months ended December 31, 1995 were $8,363,949 as compared to $9,527,497 for the twelve months ended December 31, 1994. The decrease of 12% is attributable partially to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and partially to the inability of MCI to provide service under its contract with the Company during 1995. In addition, in October 1995, the Company lost its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

         The Company anticipates taking steps to increase its customer base and, consequently, its revenues and market share as follows:

         Management plans to resume the active pursuit of new customers in 1996 upon receipt of the proceeds of its current and future private placements, if successful, and thus increase its revenues. The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility.

         The Company has launched a televised marketing program to increase its independent sales force. In May, 1996, the Company, through its subsidiary, Long Distance Direct Marketing, Inc., entered into a contract with Guthy-Renker Distribution, Inc., one of the leading infomercial producers and promoters in the United States, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The film has been completed and test marketing has commenced in the last quarter of 1996 with encouraging results. If these results are sustained, the Company anticipates that nationwide screening will begin prior to the end of 1996. There can be no assurance that such roll-out will be successful or that representatives recruited by this method will generate significant levels of telephone service for the Company.

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


         The Company has also commenced its entry into the residential market in 1996 through its contract with MCI. Previously, the Company has sold exclusively to commercial customers. In addition, it may expand its agreement with MCI to include direct billing services and "LEC" billing whereby the "LEC's" (Local Exchange Carriers) will bill and collect on behalf of the Company.

         Management believes that the Company's systems are capable of supporting the anticipated growth in the Company's revenues. The systems were further upgraded in 1995 to provide quicker response times for the customer service and collections functions.

         Gross profit was $2,123,737 and $2,824,813 for the twelve months ended December, 1995 and 1994, respectively. The gross profit margins for the twelve months ended December 31, 1995 and 1994 were 25.4% and 29.6%, respectively. The dollar and percentage decreases are partially attributable to the decrease in revenues explained above - discounts granted to the Company are based upon volume - and partially to difficulties experienced in obtaining fully accurate call record information from AT&T to rebill its customers.

         For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN (Software Defined Network) and DNS (Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The new contract signed on September 1, 1995 which supersedes all previous contracts with AT&T - encompasses both outbound and inbound service and is set at a fixed term of four years with a one-year extension. The Company continues to have a minimum SDN and DNS purchase requirement of $1,200,000 per quarter for 16 quarters or 20 quarters if the Company extends its contract. The Company is currently negotiating a new contract with AT&T and expects to receive more favorable terms and pricing.

         The Company has advised AT&T that it may have been significantly over-billed by AT&T since September, 1992. At this time, however, no estimate can be made as to the time or the amount, if any, of any recovery by the Company. Accordingly, no provision for recovery has been reflected in the Company's financial statements.

         On March 1, 1996 the Company signed an individually negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long distance, inbound long-distance, calling cards, debit cards, teleconferencing and MCI enhanced services. The agreement is subject to a twelve month ramp period followed by a thirty month service period and supersedes a prior agreement signed August 1995 under which MCI was unable to provide service as a result of software problems between MCI and the LECs (Local Exhange Companies).

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

         In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March, 1996 contract. No provision for this credit has been included in the Company's financial statements through December, 1995.

         Sales and marketing expenses were $519,411 and $1,322,546 for the twelve months ended December 31, 1995 and 1994 respectively. As a percentage of gross sales, sales and marketing expenses fell from 13.9% for the twelve months ended December 31, 1994 to 6.2% for the twelve months ended December 31, 1995. Both the dollar and percentage decrease are attributable to cash constraints experienced by the Company during 1995. The expenditure for the year ended
1994 also included a non-recurring charge of $176,000 in respect of the writeoff of an amount receivable from an outside telemarketing agency that was unable to meet its obligations to the Company. Also contributing to the reduction in sales and marketing expense is the increased efficiency of the Company's management in controlling new account acquisition costs and monitoring the performance of accounts acquired through outbound telemarketing firms. Management plans to resume its acquisition of accounts upon receipt of funding from its current and future private placements, if successful. The Company intends to establish its own in-house telemarketing facility and to increase its direct mail activity. In addition, the Company has launched a televised marketing program in the third quarter of 1996 to increase its independent sales force.

         General and administrative expenses were $2,700,451 and $2,554,503 for the twelve months ended December 31, 1995, and 1994 respectively. As a percentage of gross sales, general and administrative expenses for the twelve months ended December 31, 1995 and 1994 were 32.3% and 26.8% respectively. The principal elements which contributed to the increase in general and administrative expenses were costs relating to attempts during the year to raise capital for the Company and increased costs relating to the maintenance and upgrading of the Company's internal systems in anticipation of increased levels of sales activity.

         For the period ending December 31, 1995, costs of $407,572 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year.

         Interest expense for the twelve months ended December 31, 1995 and 1994 relates to accrued interest on indebtedness of the Company in connection with a note incurred in connection with the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements.

         The Company incurred a net loss of $1,874,923 for the year ended December 1995 compared to a net loss of $1,220,717 for the year ended December 1994. The larger net loss in 1995 is partially attributable to the one-time writeoff of $407,000 of initial public offering costs which were non-operational in nature.


TWELVE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1993

         Gross revenues for the twelve months ended December 31, 1994 were $9,527,497 as compared to $5,499,035 for the twelve months ended December 31, 1993. The increase of 73% is attributable to the introduction by the Company in January of 1994 of sub-contracted telemarketing agencies as an additional means to market its services. Until the beginning of 1994, over 95% of the Company's billings were derived from sales made by independent sales representatives.

                  Gross profit was $2,824,813 and $1,649,674 for the twelve months ended December, 1994 and 1993, respectively. The gross profit margins for the twelve months ended December 31, 1994 and 1993 were 29.6% and 30%, respectively. The dollar increase is related to the increase in revenues as a result of the introduction of the use of sub-contracted telemarketers in 1994. The decrease in the profit margin percentage is attributable to the granting by the Company of promotional credits in 1994 to its largest customer, L.C. Wegard and Company. These credits were also issued in 1993 but were only granted for the period June through December thus enhancing the Company's profit margin in 1993.

                  For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN (Software Defined Network) and DNS (Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The new contract signed on September 1, 1995 which supersedes all previous contracts with AT&T - encompasses both outbound and inbound service and is set at a fixed term of four years with a one-year extension. The Company continues to have a minimum SDN and DNS purchase requirement of $1,200,000 per quarter for 16 quarters or 20 quarters if the Company extends its contract. The Company is currently negotiating a new contract with AT&T and expects to receive more favorable terms and pricing.

         The Company has advised AT&T that it may have been significantly over-billed by AT&T since September, 1992. At this time, however, no estimate can be made as to the time or the amount, if any, of any recovery by the Company. Accordingly, no provision for recovery has been reflected in the Company's financial statements.

         Sales and marketing expenses were $1,322,546 and $472,473 for the twelve months ended December 31, 1994 and 1993 respectively. As a percentage of gross sales, sales and marketing expenses increased from 8.6% for the twelve months ended December 31, 1993 to 13.9 % for the twelve months ended December 31, 1994. Both the dollar and percentage increase is attributable to the introduction by the Company in 1994 of sub-contracted telemarketing agencies as an additional means to market its services. The expenditure for the year ended 1994 also included a non-recurring charge of $176,000 in respect of the writeoff of an amount receivable from an outside telemarketing agency that was unable to meet its obligations to the Company.

         General and administrative expenses were $2,554,503 and $1,444,151 for the twelve months ended December 31, 1994, and 1993 respectively. As a percentage of gross sales, general and administrative expenses for the twelve months ended December 31, 1994 and 1993 were 26.8 % and 26.2% respectively. The dollar increase is partially attributable to increased costs relating to the maintenance and upgrading of the Company's internal systems and partially to higher personnel and office costs in relation to increased levels of sales activity in 1994.

         For the period ending December 31, 1993, costs of $609,074 were incurred in relation to the buyout of two former partners of LDDLP of which $500,000 was for a covenant not to compete, rent and other services and the remaining $109,074 was for legal fees in connection with the buyout.

                  Interest expense for the twelve months ended December 31, 1994 relates to accrued interest on indebtedness of the Company in connection with a note incurred in connection with the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the

Company's working capital requirements. Interest expense in 1993 was incurred as a result of a factoring agreement which was terminated on September 30, 1993.

         The Company incurred a net loss of $1,220,717 for the year ended December 1994 compared to a net loss of $972,364 for the year ended December 1993.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had negative working capital of $3,485,246 compared to negative working capital of $2,280,641 at December 31, 1994. The Company experienced cash constraints throughout 1995 as a result of the abandonment of its plans to effect an initial public offering. The Company has not experienced the growth in revenues and profits that it had anticipated at the beginning of 1995 and has thus taken steps to improve its liquidity through private placements of its common stock in the last quarter of 1995 and throughout 1996. Due to cash constraints in the first three quarters of 1995, management has been unable to undertake an active pursuit of new accounts from outbound telemarketing firms or from direct mail, as a result of which revenues progressively declined through customer attrition.

         In 1996, the Company expects to meet its working capital needs through cash flows from operations and proceeds from the private placement of its securities. To date, the Company has successfully raised approximately $4.3 million (before deducting costs and expenses) through the sale of its common stock. If management successfully concludes its current and future private placements, it plans to use a portion of the proceeds of such offerings to increase its customer base, hire sales, training and support personnel, and expand its office facilities and promotional expenditures. In addition, the Company plans to more effectively manage its acquisition of accounts by using other sources in addition to outbound telemarketing including an in-house telemarketing department, direct mail and a televised recruitment program to increase its sales force. Management believes that if it is able to increase its revenues as planned, this will generate additional liquidity for the Company and management further plans to make additional private offerings of its stock to increase its capital resources although there can be no assurance that it will be successful in doing so. The Company currently has no material commitments for capital expenditures.

ITEM 8.  Financial Statements and Supplementary Data.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                    ACCOMPANYING INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1995 AND 1994



                                 C O N T E N T S

                                                                           Page
INDEPENDENT AUDITORS' REPORT                                                1

CONSOLIDATED FINANCIAL STATEMENTS

   BALANCE SHEETS                                                           2

   STATEMENTS OF OPERATIONS                                                 3

   STATEMENTS OF STOCKHOLDERS' DEFICIT                                      4

   STATEMENTS OF CASH FLOWS                                                 5

   NOTES TO FINANCIAL STATEMENTS                                            6-16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Long Distance Direct Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Long Distance Direct Holdings, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Long Distance Direct Holdings, Inc. as of December 31, 1995 and 1994, and the consolidated result of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced significant recurring losses from operations and has an accumulated deficit, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, N.Y.
September 20, 1996, except for Note 4
which is dated September 27, 1996

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                         1995            1994
                                                                                     ----------      ----------

 CURRENT ASSETS
  Cash                                                                               $  207,666        $52,015
  Accounts receivable (net of allowance for doubtful accounts) (Note 2)               1,103,903      1,954,576
  Other current assets                                                                   93,229        345,947
                                                                                     ----------     ----------
        Total Current Assets                                                          1,404,798      2,352,538
                                                                                     ----------     ----------

PROPERTY AND EQUIPMENT
  Furniture and equipment                                                                54,856         50,792
  Computer equipment and software                                                       196,764        161,922
  Leasehold improvements                                                                 38,720         38,719
                                                                                     ----------     ----------
                                                                                        290,340        251,433
  Less: accumulated depreciation                                                        129,203         74,623
                                                                                     ----------     ----------
                                                                                        161,137        176,810
OTHER ASSETS                                                                             61,790        322,617
                                                                                     ----------     ----------

                                                                                     $1,627,725     $2,851,965
                                                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Notes payable - current (Note 6)                                                   $1,165,000     $1,076,071
  Accounts payable                                                                    2,370,081      2,146,683
  Accrued expenses                                                                      577,576        449,432
  Sales and excise taxes payable (Note 5)                                               703,143        743,673
  Loans payable - shareholders (Note 11)                                                 74,244        217,320
                                                                                     ----------     ----------
        Total Current Liabilities                                                     4,890,044      4,633,179

LONG-TERM LIABILITIES
  Deferred network charges                                                                  -0-         78,657
  Long term debt, less current portion (Note 6)                                             -0-        315,629
                                                                                     ----------    -----------
        Total Liabilities                                                             4,890,044      5,027,465
                                                                                     ----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 5)

STOCKHOLDERS' DEFICIT
  Common stock - par value $.001 per share;
    authorized 30,000,000 shares                                                          3,798          3,400
  Additional paid in capital                                                          1,429,434        611,728
  Accumulated deficit                                                                (4,665,551)    (2,790,628)
                                                                                     ----------    -----------
                                                                                     (3,232,319)    (2,175,500)
  Less:  Subscriptions receivable                                                       (30,000)           -0-
                                                                                     ----------    -----------
        Total Stockholders' Deficit                                                  (3,262,319)    (2,175,500)
                                                                                     ----------    -----------
                                                                                     $1,627,725     $2,851,965
                                                                                     ==========     ==========

                 See notes to consolidated financial statements.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


                                                 1995             1994             1993
                                                 ----             ----             ----

REVENUES                                  $ 8,363,949      $ 9,527,497      $ 5,499,035

CUSTOMER REBATES AND REFUNDS                  377,547          444,998          158,621
                                          -----------      -----------      -----------

NET REVENUES                                7,986,402        9,082,499        5,340,414

COST OF SERVICES                            5,862,665        6,257,686        3,690,740
                                          -----------      -----------      -----------

        Gross Profit                        2,123,737        2,824,813        1,649,674
                                          -----------      -----------      -----------

OPERATING EXPENSES
  Sales and marketing                         519,411        1,322,546          472,473
  General and administrative                2,700,451        2,554,503        1,444,151
                                          -----------      -----------      -----------

        Total Operating Expenses            3,219,862        3,877,049        1,916,624
                                          -----------      -----------      -----------

LOSS FROM OPERATIONS                       (1,096,125)      (1,052,236)        (266,950)
                                          -----------      -----------      -----------

OTHER EXPENSES (INCOME)
  Interest expense                            375,820          173,996           98,396
  Interest income                              (4,594)          (5,515)          (2,056)
  Partnership buy-out and other costs              -0-              -0-         609,074
  Failed IPO costs                            407,572               -0-              -0-
                                          -----------      -----------      -----------

        Total Other Expenses (Income)         778,798          168,481          705,414
                                          -----------      -----------      -----------

NET LOSS                                  ($1,874,923)     ($1,220,717)     ($  972,364)
                                          ===========      ===========      ===========

NET LOSS PER SHARE                               (.55)            (.36)            (.30)
                                          ===========      ===========      ===========

                See notes to consolidated financial statements.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                            YEARS ENDED DECEMBER 31,



                                                                Common Stock         Additional Paid    Accumulated
                                                            Shares         Amount      in Capital         Deficit
                                                            ------         ------    ---------------    -----------

Balance - December 31, 1992                               3,165,730     $ 3,166      $  181,962        ($  582,547)

Par value assigned to deemed issuance of
   shares of common stock for capital
   contributions                                            192,270         192         259,808                --

Value assigned to shares of common stock
   issuable in connection with borrowing                     42,000          42         169,958                --

Dividends                                                                                                  (15,000)

Net loss - December 31, 1993                                     --          --              --           (972,364)
                                                          ----------     ------       ---------        -----------

Balance - December 31, 1993                               3,400,000       3,400         611,728         (1,569,911)

Net loss - December 31, 1994                                     --          --              --         (1,220,717)
                                                          -----------    -------      ---------        -----------

Balance - December 31, 1994                               3,400,000       3,400         611,728         (2,790,628)

Accrual of expenses, payable in stock,
   in connection with reverse acquisition                        --          --         (69,000)                --

Par value assigned to shares of common
   stock issued in private placement, net
   of expenses of $306,397                                  397,835         398         886,706                 --

Net loss - December 31, 1995                                     --          --              --         (1,874,923)
                                                          ---------      ------      ----------        -----------

Balance - December 31, 1995                               3,797,835      $3,798      $1,429,434        ($4,665,551)
                                                          =========      ======      ==========        ===========



                 See notes to consolidated financial statements.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,



                                                                         1995             1994               1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           ($1,874,923)     ($1,220,717)        ($972,364)
                                                                     -----------      -----------         ---------

Adjustments to reconcile net loss to net cash
used in operating activities:
         Depreciation and amortization                                    54,580           45,905            30,581
         Amortization of note discount                                   116,000           52,000                -0-
         Imputed interest on personal guarantee                               -0-           2,000                -0-
         Financing expenses                                               49,793               -0-               -0-
         Provision for doubtful accounts                                 310,953          325,634           109,952
         Buy-out of partnership interests                                     -0-              -0-          500,000

         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                    539,720       (1,388,937)         (383,331)
           (Increase) decrease in other current assets                   252,718         (282,718)           (6,864)
           (Increase) decrease in other assets                           260,827         (302,013)           (7,599)
           Increase (decrease) in accounts payable                       223,398        1,174,456           (37,484)
           Increase (decrease) in accrued expenses                       (74,946)         304,874           183,667
           Increase (decrease) in sales and excise taxes payable         (40,530)         282,030           438,676
                                                                      ----------      -----------         ---------

               Total Adjustments to Net Loss                           1,692,513          213,231           827,598
                                                                      ----------      -----------         ---------

               Net Cash Used in Operating Activities                    (182,410)      (1,007,486)         (144,766)
                                                                      ----------      -----------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                  (38,907)         (72,284)         (124,212)
                                                                      ----------      -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payment) of notes payable                                   (155,000)         935,298          (106,277)
  Proceeds (payment) of related party loans                             (112,076)         106,602           100,000
  Proceeds from private placement                                        776,209               -0-               -0-
  Capital contributions                                                       -0-              -0-          260,000
  Dividends paid                                                              -0-              -0-          (15,000)
  Payment of private placement costs                                    (132,165)              -0-               -0-
  Net proceeds of former partners' buy-out note payable                       -0-              -0-           61,400
                                                                      ----------      -----------         ---------



               Net Cash Provided by Financing Activities                 376,968        1,041,900           300,123
                                                                      ----------      -----------         ---------

NET INCREASE (DECREASE) IN CASH                                          155,651          (37,870)           31,145

CASH - Beginning of year                                                  52,015           89,885            58,740
                                                                      ----------      -----------         ---------

CASH - End of year                                                      $207,666          $52,015           $89,885
                                                                      ==========      ===========         =========

                 See notes to consolidated financial statements.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 1995 AND 1994

1.    ORGANIZATION AND BUSINESS

      The consolidated financial statements consist of the accounts of Long Distance Direct Holdings, Inc. ("LDDH") and its wholly owned subsidiary, Long Distance Direct, Inc. ("LDDI"), referred to collectively as the ("Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      LDDH, which was formerly known as Golden Ark, Inc. was inactive until October 6, 1995, when it acquired all of the outstanding stock of LDDI in exchange for 3,000,000 shares of LDDH and LDDI became a wholly owned subsidiary of LDDH. LDDI is a New York corporation which was formed in 1991 for the purpose of acting as the general partner of Long Distance Direct L.P. ("LDDLP"), a New York limited partnership formed at the same time for the purpose of carrying on the business of a non-facilities based re-seller of long-distance telephone services. On October 5, 1995, LDDI acquired all of the partnership interests of LDDLP in exchange for 3,218,821 shares of common stock of LDDI. This transaction was accounted for as a change in form of organization. Prior to its acquisition of LDDI, Golden Ark, Inc. effected a 1 for 1.4700477 forward split of its common stock. After its acquisition of LDDI, Golden Ark, Inc. changed its name to Long Distance Direct Holdings, Inc.

      For accounting purposes, the acquisition of the common stock of LDDI has been treated as a recapitalization of LDDI with LDDI as the acquirer (reverse acquisition). Stockholders' equity and earnings per share data has been restated to give retroactive recognition to the recapitalization.

      The consolidated financial statements include the combined activities of LDDI and LDDLP for the years ended December 31, 1993 and 1994 and for the period from January 1, 1995 through October 5, 1995. Therefore no pro-forma data has been presented.

      The Company is a non-facilities based re-seller of outbound and inbound long-distance telephone, teleconferencing, cellular long-distance and calling card services to small and medium sized commercial customers. All of the services sold by the Company during the period were provided by AT&T. Although the Company had contracted with MCI in August 1995 to purchase telephone service for resale, MCI was unable to provide service prior to December 31, 1995. The Company signs up customers and provisions them onto the network of AT&T, which provides the actual transmission of service. The Company does not own or lease any telephone equipment or participate in the call completion process.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts has been provided for based upon management estimates. At December 31, 1995 and 1994, the allowance for doubtful accounts was $163,149 and $455,567, respectively.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Revenues, Collections and Cost Recognition

      Revenues are recognized from long-distance service usage by the Company's customers. During the period, the Company operated under a billing service agreement with an affiliate of AT&T. Under the agreement, AT&T's affiliate provided billing services on behalf of the Company. Since December 31, 1995 the Company has contracted with another billing company to provide billing services. The Company's customers make payments directly to the Company through a lock-box account. This lock-box account is controlled by the Company and maintained at a financial institution acceptable to AT&T. Costs are recognized based on monthly network usage billings received from AT&T.

      Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation of furniture and computer equipment is provided using the straight-line method for financial reporting purposes based on their estimated useful lives. Depreciation of leasehold improvements is provided using the straight-line method for financial reporting purposes based on their estimated useful lives or the life of the lease, whichever is shorter.

      Initial Public Offering Costs

      The Company incurred costs of approximately $407,000 in connection with an initial public offering which was not successfully completed in 1995. As a result, all such costs were charged to expense in 1995.

      Private Placement Issuance Costs

      The Company incurred costs of approximately $306,000 in connection with a private placement of its own common stock. The Company received subscriptions in excess of the minimum shares required in the offering and the offering became effective. As a result, the costs incurred have been deducted from the proceeds received in the offering by a charge to additional paid in capital.

      Deferred Telemarketing Costs

      Telemarketing fees paid when a customer order is submitted to the Company are deferred. These costs are amortized on a straight-line basis over six months beginning in the month that customer revenue is generated.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Deferred Network Credit

      The Company received a cash payment in 1994 as a non-refundable sign-on bonus for the AT&T service agreement. The amount of the payment was amortized on a straight-line basis over the life of the agreement.

      Weighted Average of Common Shares

      Earnings per share are based on the weighted average number of shares outstanding (3,416,577 in 1995, 3,400,000 in 1994 and 3,282,865 in 1993).
      The assumed exercise of stock options is anti-dilutive and therefore is not considered a common stock equivalent.

      AT&T Usage Credits

      The Company receives credits from its supplier, AT&T, based upon volume usage to date. Amounts are recorded in the period in which the Company has earned the credits.

3.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained losses since inception and as a result has experienced deficiencies in cash flows from operations and has a stockholders' deficit of $3,262,319 at December 31, 1995.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      Management is taking the following steps to revise its operating results and financial position, which it believes will be sufficient to provide the Company with the ability to continue in existence:

      - Renegotiation of current rates under AT&T agreement.
      - Contract with MCI allowing residential as well as commercial resale.
      - Increased sales volume through telemarketing efforts.
      - Closing of private placement in early 1996 and planned completion of another private placement in the fall of 1996.
      - Televised marketing program to recruit additional independent sales representatives.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

4.    PRIVATE PLACEMENT

      In December 1995, the Company completed a private placement of 397,835 shares of common stock at a price of $3.00 per share. Prior to December 31, 1995, the Company issued 273,043 shares for cash (net of certain expenses) of $806,211 and 124,792 shares for conversion of certain debt, related interest and expenses in the amount of $374,376. Subsequent to December 31, 1995, the Company issued 42,000 shares for $126,000. The proceeds of the offering were utilized for expansion of marketing activities, working capital and general corporate purposes. The offering closed in February 1996.

      In April 1996, the Company commenced a private placement for shares of its common stock. The offering called for a minimum of 100,000 shares and a maximum of 750,000 shares to be issued at a price of $3.30 per share. The Company sold 505,518 shares totaling $1,668,209.

      In August 1996, the Company commenced a private placement for shares of its common stock. The offering called for a minimum of 30 units and a maximum of 250 units to be issued at a price of $16,500 per unit. Each unit consisted of 5,000 shares of the Company's common stock and warrants entitling the holder to purchase at any time within two (2) years of issuance, up to 5,000 shares of common stock at an exercise price of $4.00 per share, with each of the initial 91 units to be sold. The Company sold
      80.3027 units totalling $1,324,995.

      In September 1996, the Company amended the August 1996 private placement. The amended offering called for a maximum of 250 units, with each unit containing 5,000 shares of the Company's common stock. In the discretion of the Company's placement agent, the number of units in the offering may be increased by up to 50 units. Concurrently, with this offering, the Company expects to offer to accredited investors, as defined in Regulation D promulgated under the Securities Act, up to 144 units, each also consisting of 5,000 shares of common stock and also at a price of $16,500 per unit.

      An officer, director and principal shareholder of the Company has a 25% interest in an investment firm which may receive fees in connection with the sale of the units offered hereby.

5.    COMMITMENTS AND CONTINGENT LIABILITIES

      Contract Tariffs with AT&T-Minimum Commitments

      Effective September 1, 1995, the Company entered into an individually negotiated contract for a fixed term of four years with a one year extension at the Company's option. The agreement is not renewable upon termination of the five year term. Under the agreement, the Company will be able to resell both inbound and outbound long-distance service. The agreement calls for minimum purchase commitments of $2,400,000 on a semi-annual basis and $4,800,000 on an annual basis. The agreement also requires minimum purchases with respect to new business usage of $240,000 on a semi-annual basis and $480,000 on an annual basis. Failure to meet the minimum purchase requirements will result in payment of any shortfall by the Company.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

5.    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

      Contract Tariffs with AT&T-Minimum Commitments (continued)

      As a result of information arising from the change of the billing company after December 31, 1995, the Company has notified AT&T that it may have been significantly over-billed by AT&T since September 1992. At this time, however, no estimate can be made as to the time or the amount, if any, of any recovery by the Company. Accordingly, no provision for recovery has been reflected in the accompanying financial statements.

      Carrier Agreement with MCI-Minimum Commitments

      Effective August 4, 1995, the Company entered into an individually negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound and inbound long-distance calls. This agreement was superseded by an individually negotiated contract which was signed in 1996. The new agreement is for a forty-two
      (42) month term and is cancelable without liability by either party during the first six (6) months of the agreement. The agreement is subject to a twelve (12) month ramp period followed by a thirty (30) month service period. The usage requirements escalate from no minimum usage during the first five (5) months to $750,000 in the twelfth month. The minimum usage for the service periods is $1,000,000 per month. Failure to meet the minimum purchase requirements will result in payment by the Company of 15% of the difference between the actual usage and minimum monthly requirements.

      In consideration of its inability to provide service under the August 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the 1996 contract. These financial statements do not include a provision for this credit.

      Joint Venture Agreement

      In May 1996, the Company, through its wholly owned subsidiary, entered into a joint venture agreement with a leading television production company to launch a marketing program based on broadcast media. Under this agreement, the Company is obligated to expend approximately $400,000 during 1996 in respect to production and origination costs, with all media expenditures being borne by its joint venture partner.

      Installment Obligation - New York State Taxes

      The State of New York Department of Taxation & Finance has filed two separate warrants against the Company evidencing judgment liens for uncontested tax liabilities. The Company has negotiated a payment plan with the State of New York. The Company is making the required payments under the plan and the warrants will be released when all required payments have been made.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

5.    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

      Installment Obligation - Federal Excise Taxes

      During 1993, 1994 and the first quarter of 1995, the Company did not remit payments for Federal excise taxes which were due to the Internal Revenue Service. The Company entered into an installment agreement with the Internal Revenue Service for the payment of such taxes. The agreement required monthly payments of $34,000 until the total liability, including taxes and interest had been satisfied. Penalties were waived by the Internal Revenue Service. The Internal Revenue Service has filed a tax lien in connection with this obligation, which will be released upon the satisfaction of all amounts due under the agreement. As of September 1996, the Company has made all of its payments under the payment plan.

      Leases

      The Company conducts its operations in leased facilities under a noncancellable operating lease expiring in 1998. The Company also leases automobiles and equipment under noncancellable operating leases expiring in 1999. The minimum rental commitments under operating leases are as follows:


        Year ending December 31,
                  1996                                      $230,113
                  1997                                       214,262
                  1998                                        62,949
                  1999                                         3,706
                                                            --------

                  Total Minimum Payments Required           $511,030
                                                            ========

      Legal Proceedings - Partnership Buy-Out

      A dispute arose with respect to the Partnership Buy-Out Agreement (Note 6) and in February 1996, LDDLP and certain officers of the Company filed a lawsuit against the former selling partners seeking compensatory and punitive damages. The sellers subsequently filed a separate lawsuit against LDDLP and the officers to exercise their rights to receive payment under the Buy-Out Agreement and to exercise their remedies under a security agreement with respect thereto.

      On September 20, 1996, the parties entered into an agreement to settle the pending litigation. In accordance with the terms of the settlement, the Company paid the sellers $500,000 in settlement of the litigation and as full satisfaction of all remaining obligations under the Buy-Out Agreement. The parties signed and delivered mutual general releases and the litigation was dismissed with prejudice.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

5.    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

      Shareholder Loans

      In March 1996, the Company entered into an agreement with a shareholder of the Company, pursuant to which the shareholder agreed to loan $500,000 to the Company. The agreement provided that the shareholder may convert all (but not less than all) of the loan into shares of the Company's common stock at a price of $3.30 per share at any time prior to the earlier of December 31, 1996 or the date on which the Company's common stock is listed for trading on NASDAQ. As consideration for the loan, the Company agreed to issue 150,000 shares of common stock to the shareholder and to pay the shareholder a fee equal to 1.5% of the first $50 million of revenues and 1% of revenues in excess of $50 million received by the Company from the customer billings generated by sales representatives recruited via the infomercial during the first two (2) years any revenue is received from such infomercial. In September 1996, the shareholder elected to convert the entire amount of the loan to equity.

      The Company entered into agreements with two (2) shareholders on August 1, 1996, pursuant to which the shareholders agreed to loan $350,000 and $150,000, respectively, to the Company. The loans bear interest at the rate of 12% per annum and are repayable within 60 days after receipt of the loan proceeds. The agreements provide that the loans may be converted into shares of the Company's common stock at a price of $2.50 per share.

      As additional consideration for the loans, the Company agreed to issue to the shareholders, for each seven (7) day period during which the loans are outstanding, 1,250 shares of common stock and 535 shares of common stock, respectively, but not less than 5,000 shares and 2,140 shares, respectively. In addition, if the loans are not repaid prior to September 30, 1996, the shareholders have the option exercisable at any time within twelve (12) months after such repayment date, to purchase, at a price of $2.50 per share, 140,000 shares and 60,000 shares, respectively.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

6.    NOTES PAYABLE

      Notes payable consist of the following:


                                                                          December 31,
                                                                     1995               1994
                                                                     ----               ----

      Note payable to Bank of New York (a)                     $  500,000         $  456,000

      Notes payable to two former partners, issued in
        connection with Partnership buy-out (b)                   555,000            530,200

      Note payable, bearing interest at 20%, payable
        in six (6) equal monthly installments (c)                 110,000            128,000

      Series A Loans Payable, bearing interest at prime
        plus 2%, payable in full on June 30, 1995 (d)                   -            177,500

      Notes payable, bearing interest at 20%, payable in
        full on March 31, 1995 (e)                                      -            100,000
                                                              -----------         ----------
                                                                1,165,000          1,391,700
      Less:  current portion                                    1,165,000          1,076,071
                                                              -----------        -----------

                                                              $        -0-       $   315,629
                                                              ===========        ===========

      (a)   Note Payable - Bank

            On October 28, 1994, the Company borrowed $500,000 from the Bank of New York, pursuant to a General Loan Security Agreement, with interest payable monthly at a rate equal to the prime rate plus one-half (1/2) percent. Principal is due and payable on July 31, 1996. The loan is secured by a $500,000 certificate of deposit which was issued by the bank to a shareholder of the Company. The shareholder has entered into an agreement with the Company under which it agreed to subscribe to 166,667 shares of the Company's common stock at $3.00 per share on July 31, 1996 or upon repayment by the Company of the bank note, if earlier. The Company is negotiating an extension of the bank loan and the subscription agreement. The loan is personally guaranteed by two officers of the Company. The amount outstanding at December 31, 1994 is shown net of $44,000 of loan discounts.

      (b)   Notes Payable - Partnership Buy-Out Agreement

            On April 6, 1993, certain officers and LDDI, (the "buyers") entered into a buy-out agreement to purchase the interests of two (2) partners in LDDLP (the "sellers"). The agreement provided for the following:

            - Note payable to the sellers for their capital and loan account balances in the aggregate amount of $80,000. These notes were due in full on May 31, 1995.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

6.    NOTES PAYABLE (continued)

      (b)   Notes Payable - Partnership Buy-Out Agreement
            (continued)

            - Note payable in the amount of $500,000, payable as follows: $300 to each of the sellers weekly; remaining amounts outstanding are due upon the occurrence, if any, of the following events: (a) the sale directly or indirectly by the buyers of all or a majority of their interests, or (b) the sale directly or indirectly of all or substantially all of the assets, to the extent that the proceeds from the sale exceed $2,000,000 or
                  (c) payments or distributions in any month, as salary or bonuses to the buyers exceeding $18,750 in the aggregate. The agreement also calls for payments in the event that earnings exceed specified levels. After payment of the notes, the contingent event payments are limited to $750,000 and are reduced by the salary and earnings cap payments described above.

            The notes were non-interest bearing until the second anniversary of the agreement, at which time, if they were not paid in full, interest will be charged retroactively to April 6, 1993, at prime plus 2% per annum.

            As more fully described in Note 5, all of the Company's obligations under these notes were satisfied in September 1996.

      (c)   Note Payable - Other

            Pursuant to a loan made on December 6, 1994, the Company borrowed an aggregate principal amount of $200,000 from one lender. The note is evidenced by a promissory note, is payable in six (6) equal monthly installments starting April 6, 1995, and bears interest at a rate of 20% per annum. The notes are personally guaranteed by certain officers of the Company. Prior to December 31, 1995 the lender converted $90,000 of principal into shares of the Company's common stock at a price of $3.00 per share. The amount outstanding at December 31, 1994 is shown net of $72,000 of loan discounts.

            In August 1996, an officer and shareholder of the Company paid the lender $229,330, representing the unpaid principal of $110,000, and accrued interest and fees of $119,330, in consideration of the lender granting the shareholder the benefit of the lender's interest in all such amounts owed by the Company.

      (d)   Series A Loans

            Pursuant to a series of loans made on September 30, 1994, the Company borrowed an aggregate principal amount of $177,500 from a group of seven (7) lenders ("Series A Loans"). Each loan is evidenced by a promissory note dated as of September 30, 1994 and was due on June 30, 1995, which bears interest at a rate per annum equal to the prime rate plus 2%. Loans aggregating $30,000, plus accrued interest were repaid during 1995. Holders of the balance of the notes aggregating $147,500, elected to convert the amount due to them, plus premium, into shares of the Company's common stock at a price of $3.00 per share prior to December 31, 1995.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

6.    NOTES PAYABLE (continued)

      (e)   Notes Payable - Other

            Pursuant to loans made on December 9, 1994, the Company borrowed an aggregate principal amount of $100,000 from two (2) lenders. Each note bears interest at a rate of 20% per annum. These loans were repaid during 1995.

7.    STOCK OPTION PLAN

      During 1995, the Company adopted the 1995 Stock Option Plan (the "Stock Option Plan"), pursuant to which key employees of the Company who have been selected as participants are eligible to receive awards of options to purchase common shares.

      The Stock Option Plan will be administered by the Compensation Committee of the Board (the "Committee"). Subject to the provisions of the Stock Option Plan, the Committee has sole discretionary authority to interpret the Stock Option Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

      Options granted under the Stock Option Plan may be Incentive Stock Options ("ISOs"), within the meaning of Section 422 of the U.S. Internal Revenue Code, as amended (the "Code"), or non-qualified stock options ("NQSOs"). The exercise price of the options will be determined by the Committee when the options are granted, subject to a minimum price in the case of ISOs of the fair market value (as defined in the Stock Option Plan) of the common shares on the date of grant and a minimum price in the case of NQSOs of the par value of the common shares. In the discretion of the Committee, the option exercise price may be paid in cash or in common shares or other property having fair market value on the date of exercise equal to the option exercise price, or by delivering to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

      In October 1995, the Company granted 1,000,000 options to purchase 1,000,000 shares of the Company's common stock at a price of $.001 per share. No options were exercised during 1995. There was no quoted market price for the Company's stock on the date of the grant of the options. Therefore, no compensation expense has been charged to operations in 1995.

8.    INCOME TAXES

      For the period from January 1, 1993 through October 5, 1995, LDDLP operated as a limited partnership for Federal and State income tax purposes. Accordingly, all of the partners were required to report their share of the Company's loss on their respective Federal and State income tax returns.

      At December 31, 1995, the Company had net operating loss carryforwards for financial and U.S. Federal income tax purposes of approximately $4,000,000, which are available to offset future taxable income and begin to expire in the year 2007.

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           DECEMBER 31, 1995 AND 1994

8.    INCOME TAXES (continued)

      Deferred taxes have not been recorded as the temporary differences, which consist primarily of differences related to the method of recognizing bad debts and depreciation, are not considered material by management.


9.    SUPPLEMENTAL DISCLOSURE OF CASH FLOWS


                                                      1995      1994      1993
                                                  --------    ------   -------

        Cash paid during the year for interest    $ 55,151    $3,719   $98,396
        Private placement costs accrued            174,232        -0-       -0-
        Conversion of debt to equity               337,500        -0-       -0-

10.   MAJOR CUSTOMER

      The Company had a sales agreement with their one major customer during the year. Sales to this customer accounted for approximately 12%, 11% and 14% of net sales for the years ended December 31, 1993, 1994 and 1995, respectively. At the pricing applicable to such sales, the amount of revenues generated by this customer approximated the cost of services provided to it. The customer discontinued the use of the Company's services in October 1995.

11.   LOANS PAYABLE - SHAREHOLDERS

      Amounts due to shareholders are non-interest bearing and are due and payable upon demand.

12.   SEC FILINGS

      The Company, which is required to file periodic reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, did not timely file its annual report for the fiscal year ended December 31, 1995. The Company filed this report in June 1996.

                                                                  PART III



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         A change in accountants was previously reported in a report on Form 8-K, as amended, dated April 30, 1996 and in a report on Form 8-K dated May 10, 1996, filed by the Company.

ITEM 10.  Directors and Executive Officers.

         The table below sets forth the names, ages and titles of the persons who are the directors and executive officers of the Company, all of whom have held office since October 6, 1995, the date of the acquisition of the Company by LDDI

      Name             Age                               Position
------------------     ---             --------------------------------------------
Steven L. Lampert       46      President, Chief Executive Officer and Chairman of the Board
Michael D. Preston      50      Chief Financial Officer, Secretary and Director
Clair Alpert            53      Vice President - Administration
Lori Colin              37      Controller
Andrea Grossman         32      Vice President - Marketing

         Mr. Lampert is a founder of LDDI and has been the Chief Executive Officer since January 1994. He has served as President of LDDI since it commenced operations in December 1991. Prior to founding LDDI, Mr. Lampert served as President of Comtec, Inc., a New York-based telecommunications corporation, from November 1985 through November 1991. Mr. Lampert has served as a director of LDDI since December 1991.

         Mr. Preston is a founder of LDDI and has been the Vice President - Finance and Chief Financial Officer of LDDI since January 1994. Prior to this period, Mr. Preston was retained as a consultant to LDDI commencing in December 1991. Mr. Preston has served as a director of LDDI since December 1991, and served as a director of the following other companies, with the date of such service in parentheses: Sterling Publishing Group PLC, a publicly-held UK business publishing company (1977 to September, 1995; and served as Deputy Chairman from 1990 to September 1994); Broad Street Group PLC, a publicly-held UK public relations and marketing services firm (June 1977 to March 1991); Frank Usher Holdings PLC, a publicly-held UK clothing manufacturer (1989 to 1990); Cadiz Land Corporation (1983 to 1987).

         Clair Alpert has been the Vice President - Administration of LDDI since October 1993. Ms. Alpert served as Controller of LDDI from April 1992 to October 1993. Prior to joining LDDI, Ms. Alpert served as the Director of Administration and Accounting for Gross & Alpert, C.P.A., a New York-based accounting firm, from January 1987 to March 1992.

         Lori Colin has been the Controller of LDDI since October 1993. Prior to joining LDDI, Ms. Colin was a Senior Accountant at Chase Manhattan Leasing Co. from 1991 to 1993, and prior to that was an Assistant Manager - Accounting at Concord Leasing in Connecticut from 1985 to 1990.

         Andrea Grossman has been the Vice-President Marketing of LDDI since May 1993. Ms. Grossman served as the Director of Marketing of LDDI from October 1992 to May 1993. Prior to joining LDDI, Ms. Grossman was the Database Marketing Director of JAMI Marketing Services, Inc., a New York-based direct marketing firm, from October 1990 to October 1992. From June 1990 to October 1990, Ms. Grossman was a Consultant with The Rostmark Group, a marketing consultancy in New Jersey, and from January 1987 to June 1990, she was the General Manager of Webvelope Corp., a New York printing company.

ITEM 11.  Executive Compensation.


         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1993, 1994 and 1995, respectively, to the Company's Chief Executive Officer and Chief Financial Officer during such period. No other executive officer of the Company holding office in fiscal 1995 received total annual salary and bonus exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                                                                     ------
                                                        ANNUAL  COMPENSATION                       SECURITIES
     NAME AND               YEAR         ------------------------------------------------          UNDERLYING
     PRINCIPAL             ENDING                                            OTHER ANNUAL           OPTIONS/
     POSITION           DECEMBER 31,     SALARY         BONUS                COMPENSATION           SARS (#)
     ---------          ------------     ------         -----                ------------         ------------
                           1993         $125,000          --                 $  9,769(1)               0
Steven Lampert,            1994         $250,000          --                 $  7,911(1)               0
 President                 1995         $150,000          --                 $10,689(1)            250,000(2)

                           1993         $100,000          --                 $  2,581(1)               0
Michael Preston,           1994         $100,000          --                 $  5,196(1)               0
 Chief Financial Officer   1995         $125,000          --                 $  7,122(1)           250,000(3)

-----------------
(1)      Includes an allowance for automobile expenses.

(2) Options to purchase 250,000 shares at a price of $.001 per share were granted to Mr. Lampert under the Company's 1995 Stock Option Plan.

(3) Options to purchase 250,000 shares at a price of $.001 per share were granted to Mr. Preston under the Company's 1995 Stock Option Plan.

                                  OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1995
                                                 INDIVIDUAL GRANTS
                                  ----------------------------------------------------
                                                      PERCENT OF
                                                     TOTAL OPTIONS            EXERCISE
                                    NUMBER OF         GRANTED TO              OR BASE
                                     OPTIONS           EMPLOYEES               PRICE             EXPIRATION
         NAME                        GRANTED            IN 1995               ($/SH.)               DATE
         ----                       ---------        -------------            -------            ----------
      Steven Lampert                   250,000              25%                $.001             10/11/2000
      Michael Preston                  250,000              25%                $.001             10/11/2000

-----------------

      No executive officer named in the Summary Compensation Table above exercised stock options during the fiscal year ended December 31, 1995.

The following table sets forth for each person the fiscal year-end value of unexercised options:

                                          AGGREGATED OPTION EXERCISES IN
                               FISCAL YEAR ENDED DECEMBER 31, 1995 AND OPTION VALUES
                                                                                          VALUE OF
                                                                                        UNEXERCISED
                        SHARES                       NUMBER OF UNEXERCISED          IN-THE MONEY OPTIONS
                      ACQUIRED ON     VALUE           OPTIONS AT 12/31/95              AT 12/31/95(1)
  NAME                 EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
  ----                 --------      --------     -----------    -------------   -----------    --------------
Steven Lampert             0            --         250,000            0          $1,625,000          0
Michael Preston            0            --         250,000            0          $1,625,000          0

------------------
(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the Common Stock on May 31, 1996 as reported by the OTC Bulletin Board, minus the exercise price.

Stock Option Plan

         In 1995, the Company adopted, and the Company's stockholders at that time approved, the 1995 Stock Option Plan ("Plan") initially providing for the grant by the Company of options to purchase 1,000,000 shares of the Company's Common Stock. On May 31, 1996, options to purchase 1,000,000 shares were outstanding at an average exercise price of $.001 per share, and no options had been exercised.

         The Stock Option Plan will be administered by the Compensation Committee of the Board (the "Committee"). Subject to the provisions of the Stock Option Plan, the Committee will have sole discretionary authority to interpret the Stock Option Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

         Options granted under the Stock Option Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the U.S. Internal Revenue Code, as amended (the "Code"), or non-qualified stock options ("NQSOs"). The exercise price of the options will be determined by the Committee when the options are granted, subject to a minimum price in the case of ISOs equal to the Fair Market Value (as defined in the Stock Option Plan) of the Common Shares on the date of grant and a minimum price in the case of NQSOs of the par value of the Common Shares. In the discretion of the Committee, the option exercise price may be paid in cash or in Common Shares or other property having Fair Market Value on the date of exercise equal to the option exercise price, or by delivering to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

Director Compensation

         Directors who are officers or employees of the Company receive no additional compensation for service as members of the Board of Directors or committees thereof. Directors who are not officers or employees of the Company will receive such compensation for their services as the Board of Directors may from time to time determine. It is anticipated that non-employee directors will receive a fee of $500 per meeting plus expenses of attending the meeting.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of May 31, 1996 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.


      NAME AND ADDRESS                           NUMBER OF SHARES       PERCENT
    OF BENEFICIAL OWNER                         BENEFICIALLY OWNED      OF CLASS
    -------------------                         ------------------      --------
      Steven L. Lampert.......................     1,337,065(1)           32.5%
      8 Lady Godiva Way
      New City, N.Y. 10956

    Michael D. Preston......................       1,337,065(2)           32.5%
      8 Oak Hill Park Mews
      London NW3 7LH
      England

    Business Systems Consultants Limited ...         678,548              17.5%
      31-33 Le Pollet
      St. Peter Port
      Gurnsey GYI 4J6
      Channel Islands

    All directors and officers .............       2,809,130(3)           62.5%
      as a group (5 persons)


----------
(1) Includes 250,000 shares issuable upon the exercise of outstanding options.

(2) Includes 250,000 shares issuable upon the exercise of outstanding options.

(3) Includes 500,000 shares issuable upon the exercise of outstanding options held by Messrs. Lampert and Preston and 135,000 shares issuable upon the exercise of options held by other executive officers.


ITEM 13.  Certain Relationships and Related Transactions.


PARTNERSHIP TRANSACTION

    Pursuant to the Restructuring, on October 5, 1995, LDDI issued 3,218,821 shares of Common Stock to the limited partners of LDDLP in exchange for their respective partnership interests in LDDLP in a transaction exempt from the registration requirements of the Securities Act. No other consideration was paid to or by LDDI in connection with the exchange. LDDLP merged with and into LDDI and LDDI succeeded to the business formerly conducted by LDDLP. On October 6, 1995 LDD Holdings acquired all of the outstanding shares of Common Stock of LDDI in exchange for 3,000,000 Shares of the Company's Common Stock.

BANK OF NEW YORK LOAN

    Pursuant to the terms of a Bridge Loan and Security Agreement (the "Loan Agreement") dated August 25, 1994 between Wingmead Securities Ltd. ("Wingmead") and Michael Preston, a Director and Chief Financial Officer of the Company, as lenders, and LDDLP, Wingmead and Preston each agreed to make one loan to the Partnership in the original aggregate principal amount of $250,000. The Wingmead loan (the "Wingmead Loan") was made on August 25, 1994, and the Preston loan (the "Preston Loan") was made on October 27, 1994. The Wingmead Loan is evidenced by a secured promissory note (the "Wingmead Note"), and bears interest at a rate per annum equal to the Prime Rate plus 2.0%. As collateral security for the payment of such amounts, LDDLP granted to Wingmead a security interest in all of its assets. In addition, pursuant to the terms of a Guaranty dated August 25, 1994 between Wingmead and Michael D. Preston, a Director and Chief Financial Officer of the Company, Preston personally guaranteed the payment, when due, of all amounts owed under the terms of the Loan Agreement, and as security for such guaranty, entered into a pledge agreement with Wingmead dated August 25, 1994 whereby he pledged 466,382 ordinary shares of Sterling Publishing Group PLC beneficially owned by him and the proceeds of any sale thereof to secure his obligations under his guaranty. The Preston Loan was non-interest bearing and was repaid, together with the Wingmead Loan, out of the proceeds of a loan from The Bank of New York (see following paragraph).

    On October 28, 1994, the Company borrowed $500,000 from The Bank of New York ("BONY") pursuant to a General Loan and Security Agreement (the "BONY Note"), which bears interest at a rate per annum equal to the Prime Rate plus .5%. Principal and interest on the BONY Note is due on April 12, 1995. The proceeds from the BONY Note were used to pay in full the principal amount outstanding under the Wingmead Note and the Preston Loan. There was no cost or other effect to the Company for such prepayment. The accrued interest on the Wingmead Note has been paid to date and the Company has issued 22,000 shares of its common stock to Wingmead.

    As collateral security for the payment of the BONY Note, the Company granted BONY a security interest in a $500,000 certificate of deposit issued by BONY to Wingmead which had been hypothecated to the Company by Wingmead. In addition, pursuant to the terms of a Guaranty dated October 28, 1994 between BONY and Steven Lampert, the Chief Executive Officer and Director of the Company and Mr. Preston, the Chief Financial Officer and a Director of the Company, each of Lampert and Preston personally guaranteed the payments, when due, of all amounts owing by the Company to BONY, which obligation is represented by the BONY Notes.

    The repayment date of the BONY Note was extended until September 30, 1995 by an agreement entered into in April, 1995 on terms substantially identical to those of the original agreement dated October 28, 1994 and has been subsequently extended to July 31, 1996. Additionally, BONY has indicated its willingness to further extend the Note if so requested by the Company and Wingmead, and Wingmead had indicated its willingness to make that request of BONY if the Company requests it to do so. In February, 1995 Wingmead entered into an agreement with the Company under which it agreed to subscribe for 166,667 Shares of the Company's Common Stock at $3.00 per Share on July 31, 1996 or on the earlier repayment by the Company of the BONY Notes.

BRIDGE LOANS

    Series A Loans. Pursuant to a series of loans made on September 30, 1994, the Company borrowed an aggregate principal amount of $177,500 from a group of seven lenders (the "Series A Loans"). Each loan bears interest at a rate per annum equal to the Prime Rate plus 2%, was due and payable on June 30, 1995, and was evidenced by a secured promissory note dated as of September 30, 1994. Pursuant to a Subordination Agreement entered into by and among LDDI, each holder of the Series A Loans and Wingmead, each of the holders of the Series A Loans agreed that their right to payment and security interest in the property of LDDI would be subordinate to all indebtedness owed by LDDI to Wingmead.

    The Series A Loan notes provided that any loans outstanding at the time that the Company concludes an initial public offering or similar transaction may at the holder's option be converted into shares of the Company's Common Stock at the Offering price together with a premium of 25% over the face value of the loan. Loans aggregating $30,000 plus accrued interest were repaid during 1995. Holders of the balance of the Notes, aggregating $147,500, elected to convert the amounts due to them, plus premium, into shares of the Company's Common Stock at a price of $3.00 per share prior to December 31, 1995

    Second Wingmead Loan. Pursuant to an agreement dated December 6, 1994, the Company borrowed from Wingmead the sum of $200,000 (the "Second Wingmead Loan") repayable either within ten days following an initial public offering of the Company's stock, or, if no such offering occurred within 90 days following the date of the agreement, in six equal installments commencing on the 120th day following the date of the agreement. The loan, which is secured by the Loan Agreement dated August 25, 1994 between the Company, Wingmead and Michael Preston, and is personally guaranteed by Michael Preston and Steven Lampert bears interest at the rate of 20% per annum, and, in consideration for making the loan, the Company agreed to issue to Wingmead 20,000 shares of the Company's Common Stock, such shares to be unregistered but to have piggy-back registration rights in the event of a public offering of the Company's Common Stock within twenty-four months of the date of the agreement.

    At 12/31/95, Wingmead had converted $90,000 of the principal due into shares of the Company's Common Stock at the price of $3.00 per share. The Company anticipates paying the balance of the principal, $110,000 in June, 1996.

    Business Systems Consultants Loan. On October 30, 1993, Business Systems Consultants Limited advanced the sum of $100,000 to the Company as an interest-free, five-year unsecured and subordinated loan, repayable at the obligee's request after three years. Business Systems Consultants converted this loan into shares of the Company's Common Stock at the price of $3.00 per share prior to December 31, 1995.

BUY OUT AGREEMENT


    Pursuant to the terms of an agreement (the "Buy Out Agreement") dated April 6, 1993 by and among Steven L. Lampert ("Lampert"), Michael D. Preston ("Preston" and collectively with Lampert, the "Buyers"), Michael Miller ("Miller"), Jeffrey Schwartz ("Schwartz" and collectively with Miller, the "Sellers"), LDDLP, LDDI and several inactive entities (collectively with LDDLP and LDDI, the "Entities"), the Buyers, who are officers and directors of the Company, purchased in equal proportions all of the interests of the Sellers in the Entities (the "Buy Out"). At the closing of the Buy Out, the Buyers paid the Sellers an aggregate of $500,000.

    In connection with the Buy Out, LDDLP obligated itself under the Buy Out Agreement (i) to pay the Sellers an aggregate of $250,000 for their covenants not to compete with the business of LDDLP, (ii) to pay JAMI Marketing Services, Inc. ("JAMI"), an affiliate of the Sellers, $303,333.34, with respect to and in cancellation of an office facilities and equipment agreement and in consideration of services rendered, and (iii) to pay to the Sellers an aggregate of $80,000 with respect to their capital and current accounts with LDDLP (collectively, the "LDDLP Obligations").

    In addition, the Sellers were entitled to receive Contingent Event Payments of up to an aggregate of $750,000 upon the occurrence of (a) the sale by either of the Buyers of all or a majority of his interests in any Entity, (b) the sale by any Entity of all or substantially all of its assets, or (c) the distribution (excluding compensation payments to Lampert or Preston in amounts not exceeding $187,500 and $150,000, respectively, per year) by any Entity of cash or property to either of the Buyers (collectively the "Contingent Events"). The Buyers were responsible for Contingent Event Payments, except in the case of an asset sale by an Entity, in which case the Entity was responsible to the Sellers but the Buyers were obligated to reimburse the Entity to the extent the net proceeds of such sale were distributed to the Buyers.

    A dispute arose with respect to the Buy Out Agreement and in February, 1996, LDDLP and the Buyers filed a lawsuit against the Sellers seeking compensatory and punitive damages. The Sellers subsequently filed a separate lawsuit against LDDLP and the Buyers to exercise their rights to receive payment under the Buy Out Agreement and to exercise their remedies under the security agreement with respect thereto.

    On September 19, 1996, the Company, the Buyers, LDDI and LDDLP entered into an agreement (the "Settlement Agreement") with the Sellers and JAMI to settle the pending litigation (the "Litigation"). In accordance with the terms of the Settlement Agreement, the Company paid Sellers $500,000 in settlement of the Litigation and as full satisfaction of all remaining obligations under the Buy Out Agreement, including the Contingent Event Payments, the parties signed and delivered mutual general releases; and the Litigation was dismissed with prejudice.

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) List of Exhibits:

         No.      Exhibits

         2.1 Agreement and Plan of Reorganization dated October 6, 1995 between Golden Ark, Inc. (now known as Long Distance Direct Holdings, Inc.) Long Distance Direct, Inc. and the stockholders of Long Distance Direct, Inc.

         3.1 Amended and Restated Articles of Incorporation of Long Distance Direct Holdings, Inc. (formerly known as Golden Ark, Inc.)

         3.2 Certificate of Amendment of Articles of Incorporation of Long Distance Direct Holdings, Inc.

         3.3      Bylaws, as amended, of Long Distance Direct Holdings, Inc.

         10.1 Buy-out Agreement between Long Distance Direct, Inc., Steve Lampert, Michael Preston, Jeffrey Schwartz, Michael Miller and JAMI Marketing Services, Inc.

         10.2 Lease Agreement for Suite 1430, 1 Blue Hill Plaza, Pearl River, New York 10965

         10.3 Agreement with AT&T dated July, 1995 for supply of long-distance telephone service for resale.

         10.4 Agreement with MCI dated March, 1996 for supply of long-distance telephone service for resale.

         10.5     1995 Stock Option Plan.

         21       List of Subsidiaries.

(b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K during the last quarter of the fiscal year ended December 31, 1995 reporting the reverse acquisition of Golden Ark, Inc. (now known as Long Distance Direct Holdings, Inc.) by Long Distance Direct, Inc., and subsequently filed an amendment to such report which included audited financial statements of Long Distance Direct, Inc.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Long Distance Direct Holdings, Inc.

Dated: November __, 1996                    By:  /s/   STEVEN LAMPERT,

                                            ---------------------------------
                                            Steven Lampert, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/       STEVEN LAMPERT                  November __, 1996
----------------------------------------
Steven Lampert, President
(Principal Executive Officer), and
Director

  /s/        MICHAEL PRESTON                November __, 1996
----------------------------------------
Michael Preston, Chief Financial Officer
(Principal Accounting Officer) and
Director





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

The registrant did not send any annual report or proxy materials to its security holders during the registrant's last fiscal year.

                                EXHIBIT INDEX
                                -------------

         No.      Exhibits

         2.1 Agreement and Plan of Reorganization dated October 6, 1995 between Golden Ark, Inc. (now known as Long Distance Direct Holdings, Inc.) Long Distance Direct, Inc. and the stockholders of Long Distance Direct, Inc.

         3.1 Amended and Restated Articles of Incorporation of Long Distance Direct Holdings, Inc. (formerly known as Golden Ark, Inc.)

         3.2 Certificate of Amendment of Articles of Incorporation of Long Distance Direct Holdings, Inc.

         3.3      Bylaws, as amended, of Long Distance Direct Holdings, Inc.

         10.1 Buy-out Agreement between Long Distance Direct, Inc., Steve Lampert, Michael Preston, Jeffrey Schwartz, Michael Miller and JAMI Marketing Services, Inc.

         10.2 Lease Agreement for Suite 1430, 1 Blue Hill Plaza, Pearl River, New York 10965

         10.3 Agreement with AT&T dated July, 1995 for supply of long-distance telephone service for resale.

         10.4 Agreement with MCI dated March, 1996 for supply of long-distance telephone service for resale.

         10.5     1995 Stock Option Plan.

         21       List of Subsidiaries.

         27       Financial Data Schedule