Form 10QSB
period 1996-09-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1996-11-14
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending September 30, 1996
        Commission File Number 33-26019-LA


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of September 30, 1996 is 5,108,836.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      30-Sep
                                                                    -----------
                                                                       1996            December 31,
                                                                    -----------        ------------
ASSETS                                                              (unaudited)            1995
                                                                    -----------        ------------
CURRENT ASSETS
   Cash                                                             $ 1,071,995        $   207,666
   Accounts receivable (net of allowance for
      doubtful accounts of $287,501 and$163,149,respectively)         1,809,262          1,103,903

   Other current assets                                                 407,165             93,229
                                                                    -----------        -----------
          Total Current Assets                                        3,288,422          1,404,798
                                                                    -----------        -----------
PROPERTY AND EQUIPMENT
   Furniture and equipment                                               57,871             54,856
   Computer equipment and software                                      237,293            196,764
   Leasehold improvements                                                38,720             38,720
                                                                    -----------        -----------
                                                                        333,884            290,340
   Less: accumulated depreciation                                       177,071            129,203
                                                                    -----------        -----------
                                                                        156,813            161,137
                                                                    -----------        -----------
OTHER ASSETS                                                             35,180             61,790

OFFICER LOAN RECEIVABLE                                                  19,259                 --
                                                                    -----------        -----------
                                                                      3,499,674        $ 1,627,725
                                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable - current                                              570,000          1,165,000
   Accounts payable                                                   2,412,777          2,370,081
   Accrued expenses                                                     294,923            577,576
   Sales and excise taxes payable                                       466,956            703,143
   Loans payable - officers                                             500,000             74,244
                                                                    -----------        -----------
              Total Current Liabilities                               4,244,656          4,890,044
                                                                    -----------        -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 5,108,836 shares                                    5,109              3,798
   Additional paid in capital                                         5,163,867          1,429,434
   Accumulated deficit                                               (5,913,957)        (4,665,551)
                                                                    -----------        -----------
Less:  Subscriptions receivable                                               0            (30,000)
                                                                    -----------        -----------
    Total Stockholders' Deficit                                        (744,982)        (3,262,319)
                                                                    -----------        -----------
                                                                    $ 3,499,674        $ 1,627,725
                                                                    ===========        ===========

                 See notes to Consolidated Financial Statements

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (UNAUDITED)

                                                  THREE MONTHS        YEAR TO DATE      THREE MONTHS        YEAR TO DATE
                                                  ENDED 9/30/96         9/30/96         ENDED 9/30/95         9/30/95
                                                  -------------       ------------      -------------       ------------
REVENUES                                           $ 1,266,227        $ 4,729,729        $ 2,045,454        $ 6,931,987

CUSTOMER REBATES AND REFUNDS                            12,101             19,690            122,854            342,396
                                                   -----------        -----------        -----------        -----------
NET REVENUES                                         1,254,126          4,710,039          1,922,600          6,589,591

COST OF SERVICES                                       927,934          3,067,743          1,440,378          4,932,971
                                                   -----------        -----------        -----------        -----------
                Gross Profit                           326,192          1,642,296            482,222          1,656,620
                                                   -----------        -----------        -----------        -----------
OPERATING EXPENSES
      Sales and marketing                              132,190            448,363             87,433            570,686
      General and administrative                       478,660          1,855,774            695,110          1,997,929
                                                   -----------        -----------        -----------        -----------
                Total Operating Expenses               610,850          2,304,137            782,543          2,568,615
                                                   -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                  (284,658)          (661,841)          (300,321)          (911,995)

OTHER EXPENSES (INCOME)
   Interest expense                                    523,956            589,295             86,047            247,506
   Interest income                                      (1,118)            (2,730)            (1,080)            (4,018)
   Initial public offering costs                            --                 --                 --            377,585
                                                   -----------        -----------        -----------        -----------
               Total Other Expenses (Income)           522,838            586,565             84,967            621,073
                                                   -----------        -----------        -----------        -----------
NET LOSS                                           $  (807,496)       $(1,248,406)       $  (385,288)       ($1,533,068)
                                                   ===========        ===========        ===========        ===========
NET LOSS PER SHARE                                        (.20)              (.31)              (.11)              (.45)

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                ---------------------------

                                                 30-Sep-96       30-Sep-95
                                                -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                        $(1,248,406)    $(1,533,068)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      47,868          41,234
  Amortization of note discount                                     116,000
  Imputed interest on personal guarantee
  Financing expenses
  Provision for doubtful accounts                   180,864         252,583


Changes in assets and liabilities:
  (Increase) decrease in accounts receivable       (829,711)        230,214
  (Increase) decrease in other current assets      (313,936)        181,982
  (Increase) decrease in other assets                26,610         120,376
  Increase in accounts payable                       42,696         795,277
  Increase (decrease) in accrued expenses          (339,165)        (17,053)
  Increase (decrease) in sales and excise
    taxes payable                                  (236,187)         20,565
                                                 -----------      ---------

        Total Adjustments to Net Loss            (1,420,961)      1,741,178
                                                 -----------      ---------

                Net Cash Used in Operating
                  Activities                      (2,669,367)       208,110
                                                 -----------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment              (43,545)       (34,634)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds (payment) of notes payable               (595,000)      (178,400)
  Proceeds (payment) of related party loans          406,497        (57,812)
  Proceeds from private placement                  3,765,744
                                                  ----------       ---------
                Net Cash Provided by
                  Financing Activities             3,577,241       (236,212)
                                                  ----------       ---------

NET INCREASE (DECREASE) IN CASH                      864,329        (62,736)
                                                  ----------       ---------
CASH -- Beginning of Period                          207,666         52,015

CASH -- End of Period                             $1,071,995       $(10,721)

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of September 30, 1996 and December 31, 1995 and results of its operations and cash flows for the nine-month periods ending September 30, 1996 and September 30, 1995.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the Form 10-K/A Amendment Number 1 for the period ending December 31, 1995.

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

            The following discussion and analysis relates to the financial condition and results of operations of the Company for the two years ended September 30, 1996. The Company has sustained losses for each of the two years due to the lack of working capital to finance adequate levels of marketing expenditure. The Company effected a restructuring in October, 1995 in order to be able to improve its liquidity and finance its future expansion by subsequent offerings of shares of its common stock as follows:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

      Gross revenues for the three months ended September 30, 1996 were $1,266,227 as compared to $2,045,454 for the three months ended September 30, 1995. The decrease of 38% is attributable to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995, of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy. The Company has taken steps to improve its liquidity and increase its revenues as discussed above.

      During the last quarter of 1996, the Company anticipates taking steps to increase its customer base and, consequently, its revenues and market share as follows:

      Management has begun to resume the active pursuit of new customers utilizing the proceeds of its past and current private placements, and will continue to do so upon the receipt of the remaining proceeds of its current private placement, if successful, and thus increase its revenues. The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility.

      The Company has launched a televised marketing program to increase its independent sales force. In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc., entered into a joint venture arrangement with Guthy-Renker Distribution, Inc., one of the leading infomercial producers and promoters in the United States, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The film has been completed and test marketing has commenced in the last quarter of 1996 with encouraging results. If these results are sustained, the Company anticipates that nationwide screening will begin prior to the end of 1996 with a view to generating substantial numbers of additional independent sales representatives. There can be no assurance, however, that such roll-out will be successful or that representatives recruited by this method will generate significant levels of telephone service for the Company.

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

      The Company has also entered the residential market in 1996. Previously, the Company has sold exclusively to commercial customers. The Company has signed an agreement with MCI which allows the "LECs" (Local Exchange Carriers) to bill and collect on behalf of the Company. It is anticipated that the majority of new business generated from the Company's televised marketing program will be residential where customers have a preference to receive both local and long distance usage on one monthly bill. Commercial customers are more open to receiving separate bills for local and long distance service.

      Management believes that the Company's systems are capable of supporting the anticipated growth in the Company's revenues. The systems were further upgraded in 1995 to provide quicker response times for the customer service and collections functions.

      Gross profit was $326,192 and $482,222 for the three months ended September 30, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the three months ended September 30, 1996 and 1995 were 26% and 25%, respectively. The percentage increase is due to two factors: extremely favorable pricing received by the Company under its 1996 contract with MCI; and the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. Since the Company had granted promotional rebates to this customer in 1995, the result was slimmer profit margins in 1995. Presently, the Company is in the process of re-negotiating its contract with AT&T and AT&T has indicated its willingness to grant the Company more favorable pricing.

      For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN(Software Defined Network) and DNS(Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The new contract signed on September 1, 1995 - which supersedes all previous contracts with AT&T - encompasses both outbound and inbound service and is set at a fixed term of four years with a one-year extension. The Company continues to have a minimum SDN and DNS purchase requirement of $1,200,000 per quarter for 16 quarters or 20 quarters if the Company extends its contract . Presently, the Company is in the process of re-negotiating its contract with AT&T and AT&T has indicated its willingness to grant the Company more favorable pricing.

      The Company has advised AT&T that it may have been significantly over-billed by AT&T since September, 1992. AT&T has responded by acknowledging the Company's claims and negotiations are in progress with a view to the agreement of an appropriate credit. However, until such negotiations are concluded, no provision for recovery can be reflected in the Company's financial statements.

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

      Prior to 3/31/96, MCI had been unable to provision the Company's customers. Subsequent to 3/31/96, MCI commenced providing service and the benefit of this was reflected in the Company's revenues beginning in the second quarter. In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March, 1996 contract.

      Sales and marketing expenses were $132,190 and $87,433 for the three months ended September 30, 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses increased from 4% for the three months ended September 30, 1995 to 10% for the three months ended September 30, 1996. The percentage increase is attributable partially to lower sales in the third quarter of 1996 and partially to one-time adjustments made at 9/30/95 as follows: The company wrote off amounts due to one of its telemarketers of $109,816 after it ceased doing business with this telemarketer . The Company also wrote off in that quarter $75,000 of commission payable to its independent sales agents who were no longer active. Management has resumed its acquisition of accounts upon receipt of funding from its private placements and plans to pursue marketing techniques more aggressively to increase its customer database and revenues. The Company intends to establish its own in-house telemarketing facility, has launched a televised marketing program during 1996 to increase its independent sales force and has resumed its direct mail activity

      General and administrative expenses were $478,660 and $695,110 for the three months ended September 30, 1996, and 1995 respectively. As a percentage of gross sales, general and administrative expenses for the three months ended September 30, 1996 and 1995 were 38% and 34% respectively. Total general and administrative expenses were reduced by $108,000 at 9/30/96 which represented a writeoff of amounts payable to two former partners of the Company when litigation was settled in the third quarter. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales and expenditures incurred in connection with the Company's plan to reduce significantly its levels of debt by December 31, 1996. The Company incurred increased audit and legal fees due to heavier reporting requirements and settlement of outstanding litigation, and increased costs in relation to penalties and interest paid to taxing authorities in an attempt to clear old outstanding tax liabilities. The percentage increase is also attributable to lower sales levels in the third quarter of 1996.

      Interest expense for the three months ended September 30, 1996 and 1995 was $523,956 and $86,047 respectively. For the quarter ending 9/30/95, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity under the first private placement. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in consideration for such shareholder making a loan of $500,000 to the Company. Non-cash interest expense in the amount of $495,000 was recorded as a result of this transaction. In addition, this loan was converted to equity at 9/30/96.

      The Company incurred a net loss of $807,496 for the three months ended September 30,1996 compared to a net loss of $385,288 for the three months ended September 30, 1995.





NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

      Gross revenues for the nine months ended September 30, 1996 were $4,729,729 as compared to $6,931,987 for the nine months ended September 30, 1995. The decrease of 32% is attributable to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995, of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy. The Company has taken steps to increase its revenues as discussed above.

      Gross profit was $1,642,296 and $1,656,620 for the nine months ended September 30, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the nine months ended September 30, 1996 and 1995 were 35% and 25%, respectively. The percentage increase is due to two factors: extremely favorable pricing received by the Company under its 1996 contract with MCI; and the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. Since the Company had granted promotional rebates to this customer in 1995, the result was slimmer profit margins in 1995. Presently, the Company is in the process of re-negotiating its contract with AT&T and AT&T has indicated its willingness to grant the Company more favorable pricing.

      Sales and marketing expenses were $448,363 and $570,686 for the nine months ended September 30, 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses were 9% and 8% for the nine months ended September 30, 1996 and September 30, 1995, respectively. The percentage increase is attributable partially to lower sales in 1996 and partially to one-time adjustments made at 9/30/95 as follows: The company wrote off amounts due to one of its telemarketers of $109,816 after it ceased doing business with this telemarketer . The Company also wrote off $75,000 of commission payable to its independent sales agents who were no longer active. Management has resumed its acquisition of accounts upon receipt of funding from its private placements and plans to pursue marketing techniques more aggressively to increase its customer database and revenues. The Company intends to establish its own in-house telemarketing facility, has launched a televised marketing program during 1996 to increase its independent sales force and has resumed its direct mail activity

      General and administrative expenses were $1,855,774 and $1,997,929 for the nine months ended September 30, 1996, and 1995 respectively. As a percentage of gross sales, general and administrative expenses for the nine months ended September 30, 1996 and 1995 were 39% and 29% respectively. Total general and administrative expenses were reduced by $108,000 at 9/30/96 which represented a writeoff of amounts payable to two former partners of the Company when litigation was settled in the third quarter. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales and expenditures incurred in connection with the Company's plan to reduce significantly its levels of debt by December 31, 1996. The Company incurred increased audit and legal fees due to heavier reporting requirements and settlement of outstanding litigation, and increased costs in relation to penalties and interest paid to taxing authorities in an attempt to clear old outstanding tax liabilities. The percentage increase is also attributable to lower sales levels in 1996.

      Interest expense for the nine months ended September 30, 1996 and 1995 was $589,295 and $247,506 respectively. For the nine months ending 9/30/95, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition,a majority of the Company's outstanding loans were converted to equity under the first private placement. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in consideration for such shareholder making a loan of $500,000 to the Company. Non-cash interest expense in the amount of $495,000 was recorded as a result of this transaction. In addition, this loan was converted to equity at 9/30/96.

      The Company incurred a net loss of $1,248,406 for the nine months ended September 30, 1996 compared to a net loss of $1,533,068 for the nine months ended September 30, 1995. For the nine months ending September 30, 1995, costs of $377,585 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year and are non-operational in nature.

      Although the Company's 1996 sales were lower when compared to the 1995 levels, its loss in 1996 was lower since the Company sacrificed 5% of its revenues at 9/30/95 to grant promotional rebates to its largest customer, L.C. Wegard and Company. Since the Company lost this customer in October, 1995, it granted less than 1% in customer rebates in 1996 which enhanced its profit margins.




LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Company had negative working capital of $956,234 compared to negative working capital of $3,487,749 at September 30, 1995. The Company experienced cash constraints throughout 1995 as a result of the abandonment of its plans to effect an initial public offering but effected a restructuring in October, 1995 in order to be able to improve its liquidity and finance its future expansion. The Company subsequently offered shares of its common stock. As a part of the restructuring, a majority of the, Company's loans which were outstanding at 9/30/95 were converted to equity at 12/31/95 under the first private placement. Other loans were repaid in 1996. In the third quarter of 1996, litigation related to a buyout of two former partners was settled, and, as a result, the corresponding indebtedness was cleared. In addition, at 10/31/96, another $850,000 will be converted to equity.

      At year end 1996, it is anticipated that the balance sheet will be free of most of the debt which it carried at 9/30/95. With the proceeds of the current private placement, management has resumed its aggressive marketing activities and plans to increase revenues, streamline operating costs, and bring the Company into a profitable position in 1997, although no assurance can be given that it will be successful in implementing these plans.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 1996                  Long Distance Direct Holdings, Inc.

                                          By:/s/ Steven Lampert
                                             --------------------------
                                          Steven Lampert, President
                                          (Principal Executive Officer),
                                          and Director

                                          By:/s/ Michael Preston
                                             --------------------------
                                          Michael Preston, Chief
                                          Financial Officer (Principal
                                          Accounting Officer) and
                                          Director