Form 10QSB/A
period 1996-09-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1997-02-14
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                FORM 10-QSB/A


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

The registrant hereby amends Item 1 of its form 10QSB report for September 30, 1996 as follows:

Item 1.
-------
                       LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      30-Sep
                                                                    -----------
                                                                       1996            December 31,
                                                                    -----------        ------------
ASSETS                                                              (unaudited)            1995
                                                                    -----------        ------------
CURRENT ASSETS
   Cash                                                             $ 1,071,995        $   207,666
   Accounts receivable (net of allowance for
      doubtful accounts of $287,501 and $163,149,respectively)        1,309,262          1,103,903

   Other current assets                                                 407,165             93,229
                                                                    -----------        -----------
          Total Current Assets                                        2,788,422          1,404,798
                                                                    -----------        -----------
PROPERTY AND EQUIPMENT
   Furniture and equipment                                               57,871             54,856
   Computer equipment and software                                      237,293            196,764
   Leasehold improvements                                                38,720             38,720
                                                                    -----------        -----------
                                                                        333,884            290,340
   Less: accumulated depreciation                                       177,071            129,203
                                                                    -----------        -----------
                                                                        156,813            161,137
                                                                    -----------        -----------
OTHER ASSETS                                                             35,180             61,790

OFFICER LOAN RECEIVABLE                                                  19,259                 --
                                                                    -----------        -----------
                                                                      2,999,674        $ 1,627,725
                                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable - current                                              570,000          1,165,000
   Accounts payable                                                   2,412,777          2,370,081
   Accrued expenses                                                     294,922            577,576
   Sales and excise taxes payable                                       466,956            703,143
   Loans payable - officers                                             500,000             74,244
                                                                    -----------        -----------
              Total Current Liabilities                               4,244,655          4,890,044
                                                                    -----------        -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 5,108,836 shares                                    5,109              3,798
   Additional paid in capital                                         5,163,867          1,429,434
   Accumulated deficit                                               (6,413,957)        (4,665,551)
                                                                    -----------        -----------
Less:  Subscriptions receivable                                               0            (30,000)
                                                                    -----------        -----------
    Total Stockholders' Deficit                                      (1,244,981)        (3,262,319)
                                                                    -----------        -----------
                                                                    $ 2,999,674        $ 1,627,725
                                                                    ===========        ===========

                 See notes to Consolidated Financial Statements

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               (UNAUDITED)

                                                  THREE MONTHS        YEAR TO DATE      THREE MONTHS        YEAR TO DATE
                                                  ENDED 9/30/96         9/30/96         ENDED 9/30/95         9/30/95
                                                  -------------       ------------      -------------       ------------
REVENUES                                           $ 1,266,227        $ 4,229,729        $ 2,045,454        $ 6,931,987

CUSTOMER REBATES AND REFUNDS                            12,101             19,690            122,854            342,396
                                                   -----------        -----------        -----------        -----------
NET REVENUES                                         1,254,126          4,210,039          1,922,600          6,589,591

COST OF SERVICES                                       927,934          3,067,743          1,440,378          4,932,971
                                                   -----------        -----------        -----------        -----------
                Gross Profit                           326,192          1,142,296            482,222          1,656,620
                                                   -----------        -----------        -----------        -----------
OPERATING EXPENSES
      Sales and marketing                              132,190            448,363             87,433            570,686
      General and administrative                       478,660          1,855,774            695,110          1,997,929
                                                   -----------        -----------        -----------        -----------
                Total Operating Expenses               610,850          2,304,137            782,543          2,568,615
                                                   -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                  (284,658)        (1,161,841)          (300,321)          (911,995)

OTHER EXPENSES (INCOME)
   Interest expense                                    523,956            589,295             86,047            247,506
   Interest income                                      (1,118)            (2,730)            (1,080)            (4,018)
   Initial public offering costs                            --                 --                 --            377,585
                                                   -----------        -----------        -----------        -----------
               Total Other Expenses (Income)           522,838            586,565             84,967            621,073
                                                   -----------        -----------        -----------        -----------
NET LOSS                                           $  (807,496)       $(1,748,406)       $  (385,288)       ($1,533,068)
                                                   ===========        ===========        ===========        ===========
NET LOSS PER SHARE                                        (.20)              (.44)              (.11)              (.45)

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                ---------------------------

                                                 30-Sep-96       30-Sep-95
                                                -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                        $(1,748,406)    $(1,533,068)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      47,868          41,234
  Amortization of note discount                                     116,000
  Imputed interest on personal guarantee
  Financing expenses
  Provision for doubtful accounts                   180,864         252,583


Changes in assets and liabilities:
  (Increase) decrease in accounts receivable       (329,711)        230,214
  (Increase) decrease in other current assets      (313,936)        181,982
  (Increase) decrease in other assets                26,610         120,376
  Increase in accounts payable                       42,696         795,277
  Increase (decrease) in accrued expenses          (339,165)        (17,053)
  Increase (decrease) in sales and excise
    taxes payable                                  (236,187)         20,565
                                                 -----------      ---------

        Total Adjustments to Net Loss              (920,961)      1,741,178
                                                 -----------      ---------

                Net Cash Used in Operating
                  Activities                      (2,669,367)       208,110
                                                 -----------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment              (43,545)       (34,634)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds (payment) of notes payable               (595,000)      (178,400)
  Proceeds (payment) of related party loans          406,497        (57,812)
  Proceeds from private placement                  3,765,744
                                                  ----------       ---------
                Net Cash Provided by
                  Financing Activities             3,577,241       (236,212)
                                                  ----------       ---------

NET INCREASE (DECREASE) IN CASH                      864,329        (62,736)
                                                  ----------       ---------
CASH -- Beginning of Period                          207,666         52,015

CASH -- End of Period                             $1,071,995       $(10,721)

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

        The registrant hereby amends Item 2 of its Form 10QSB Report for September 30, 1996 as follows:

Item 2
------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto appearing herein. This Prospectus contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" and elsewhere in this Prospectus.

GENERAL

        The following discussion and analysis relates to the financial condition and results of operations of the Company for the two years ended September 30, 1996. The Company has sustained losses for each of the two years due to the lack of working capital to finance adequate levels of marketing expenditure, insufficient revenues and other reasons. The Company effected a restructuring in October, 1995 in order to be able to improve its liquidity and finance its future expansion by subsequent offerings of shares of its Common Stock. Since the restructuring, the Company has raised approximately $6.2 million in cash (net of certain expenses) from the private sale of its Common Stock and has converted approximately $1.7 million of its debt into equity.

        Management expects to use the proceeds from these and future offerings, if successful, to provide increased working capital. The Company has thus far used independent sales representatives, sub-contracted telemarketers, and direct mail to solicit customers. The Company now intends to establish its own in-house telemarketing facility, has launched a limited televised marketing program to increase its independent sales force, and plans to increase its direct mail activity. The Company has also, in November, 1996, signed a mutually exclusive agreement with Kaire International, a multi-level marketing company, to supply telephone service to that company's registered associates and through those associates to the public at large. In January, 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte &
Touche LLP and other commercial entities.

RESULTS OF OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Gross revenues for the nine months ended September 30, 1996 were $4,230,000 as compared to $6,931,987 for the nine months ended September 30, 1995. The Company attributes the decrease of 39% to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995, of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

         The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility.

         The Company has launched a limited televised marketing program to increase its independent sales force. In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc., entered into a joint venture arrangement with Guthy-Renker Distribution, Inc., an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The film has been completed and test marketing has commenced in the last quarter of 1996 with what the Company believes were encouraging results. The Company commenced broadcast of the infomercial in January, 1997 with a view to generating substantial numbers of additional independent sales representatives. There can be no assurance, however, that such roll-out will be successful or that representatives recruited by this method will generate significant levels of telephone service for the Company.

         In November, 1996, the Company signed a mutually exclusive agreement with Kaire International, a multi-level marketing company, to supply telephone service to that company's registered associates and through those associates to the public at large. There can be no assurance, however, that Kaire will be successful in selling LDDI's service to those associates or that the associates themselves will be successful in selling such service to the public at large.

         In January, 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. There can be no assurance, however, that NBC will be successful in selling LDDI's services pursuant to this agreement.

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

         The Company also entered the residential market in 1996. Previously, the Company sold exclusively to commercial customers. The Company has signed an agreement with MCI which allows the "LECs" (Local Exchange Carriers) to bill and collect on behalf of the Company. It is anticipated that the majority of new business generated from the Company's televised marketing program will be residential where customers prefer to receive both local and long distance usage on one monthly bill. The Company believes that commercial customers are more open to receiving separate bills for local and long distance service.

         Management believes that the Company's systems are capable of supporting the anticipated growth in the Company's revenues. The systems were further upgraded in 1995 to provide quicker response times for customer service and collections functions.

         Gross profit was $1,142,000 and $1,656,620 for the nine months ended September 30, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the nine months ended September 30, 1996 and 1995 were 27% and 25%, respectively. The percentage increase is due to two factors: extremely favorable pricing received by the Company under its 1996 contract with MCI; and the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. Since the Company had granted promotional rebates to this customer in 1995, the result was slimmer profit margins in 1995. The Company recently re-negotiated its contract with AT&T.

         For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN (Software Defined Network) and DNS (Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The new contract signed on September 1, 1995 -- which superseded all previous contracts with AT&T -- encompassed both outbound and inbound service and was set at a fixed term of four years with a one-year extension. In February 1997, the Company signed a four-year negotiated contract tariff with AT&T effective March 1, 1997 for the supply of inbound and outbound telephone service. The new contract supersedes the contract dated September 1, 1995. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. Failure to achieve the minimum will require payment of the shortfall by the Company. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the old contract (approximately $2.3 million as of September 30, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T of $200,000, which amount is scheduled to be paid by June 1, 1997.

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

         Prior to March 31, 1996, MCI had been unable to provision the Company's customers. Subsequent to March 31, 1996, MCI commenced providing service and the benefit of this was reflected in the Company's revenues beginning in the second quarter. In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March, 1996 contract.

         Sales and marketing expenses were $448,363 and $570,686 for the nine months ended September 30 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses were 10.6% and 8% for the nine months ended September 30, 1996 and September 30, 1995, respectively. The percentage increase is attributable partially to lower sales in 1996 and partially to one-time adjustments made at September 30, 1995, as follows: The Company wrote off amounts due one of its telemarketers of $109,816 after it ceased doing business with this telemarketer . The Company also wrote off $75,000 of commission payable to its independent sales agents who are no longer active. Management has resumed its acquisition of accounts upon receipt of funding from its private placements and plans to pursue marketing techniques more aggressively to increase its customer database and revenues. The Company intends to establish its own in-house telemarketing facility, has launched a televised marketing program during 1996 to increase its independent sales force and has resumed its direct mail activity.

        General and administrative expenses were $1,855,774 and $1,997,929 for the nine months ended September 30, 1996, and 1995, respectively. As a percentage of gross sales, general and administrative expenses for the nine months ended September 30, 1996 and 1995 were 44% and 29%, respectively. Total general and administrative expenses were reduced by $108,000 at September 30, 1996, which represented a writeoff of amounts payable to two former partners of the Company when litigation was settled in the third quarter. The principal elements which contributed to the increase in general and administrative expenses as a percentage of sales are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales and expenditures incurred in connection with the Company's plan to reduce significantly its levels of debt by December 31, 1996. The Company incurred increased audit and legal fees due to heavier reporting requirements and settlement of outstanding litigation, and increased costs in relation to penalties and interest paid to taxing authorities in an attempt to clear old outstanding tax liabilities. The percentage increase is also attributable to lower sales levels in 1996.

        Interest expense for the nine months ended September 30, 1996 and 1995 was $586,000 and $243,000, respectively. For the nine months ending September 30, 1995, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buy out was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity under the first private placement. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in turn for such shareholder making a loan of $500,000 to the Company. Non-cash interest expense in the amount of $495,000 was recorded as a result of this transaction. In addition, this loan was converted to equity at September 30, 1996. In the last quarter of 1996, another $850,000 in loans payable was converted to equity.

        The Company incurred a net loss of $1,748,000 for the nine months ended September 30, 1996 compared to a net loss of $1,533,068 for the nine months ended September 30, 1995. For the nine months ending September 30, 1995, costs of $377,585 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year and are non-operational in nature.


THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Gross revenues for the three months ended September 30, 1996 were $1,266,227 as compared to $2,045,454 for the three months ended September 30, 1995. The Company attributes the decrease of 38% to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995, of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

         The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility.

         The Company has launched a limited televised marketing program to increase its independent sales force. In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc., entered into a joint venture arrangement with Guthy- Renker Distribution, Inc., an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The film has been completed and test marketing has commenced in the last quarter of 1996 with what the Company believes were encouraging results. The Company commenced broadcast of the infomercial in January, 1997 with a view to generating substantial numbers of additional independent sales representatives. There can be no assurance, however, that such roll-out will be successful or that representatives recruited by this method will generate significant levels of telephone service for the Company.

         In November, 1996, the Company signed a mutually exclusive agreement with Kaire International, a multi-level marketing company, to supply telephone service to that company's registered associates and through those associates to the public at large. There can be no assurance, however, that Kaire will be successful in selling LDDI's service to those associates or that the associates themselves will be successful in selling such service to the public at large.

        In January, 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. There can be no assurance, however, that NBC will be successful in selling LDDI's services pursuant to this agreement.

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

         The Company also entered the residential market in 1996. Previously, the Company sold exclusively to commercial customers. The Company has signed an agreement with MCI which allows the "LECs" (Local Exchange Carriers) to bill and collect on behalf of the Company. It is anticipated that the majority of new business generated from the Company's televised marketing program will be residential where customers prefer to receive both local and long distance usage on one monthly bill. The Company believes that commercial customers are more open to receiving separate bills for local and long distance service.

         Management believes that the Company's systems are capable of supporting the anticipated growth in the Company's revenues. The systems were further upgraded in 1995 to provide quicker response times for customer service and collections functions.

         Gross profit was $326,192 and $482,222 for the three months ended September 30, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the three months ended September 30, 1996 and 1995 were 26% and 25%, respectively. The percentage increase is due to two factors: extremely favorable pricing received by the Company under its 1996 contract with MCI; and the loss of the Company's largest customer, L.C. Wegard and Company, in October, 1995. Since the Company had granted promotional rebates to this customer in 1995, the result was slimmer profit margins in 1995. The
Company recently re-negotiated its contract with AT&T.

         For the period September 1994 through August, 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN (Software Defined Network) and DNS (Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The new contract signed on September 1, 1995 -- which superseded all previous contracts with AT&T -- encompassed both outbound and inbound service and was set at a fixed term of four years with a one-year extension. In February 1997, the Company signed a four-year negotiated contract tariff with AT&T effective March 1, 1997 for the supply of inbound and outbound telephone service. The new contract supersedes the contract dated September 1, 1995. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. Failure to achieve the minimum will require payment of the shortfall by the Company. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the old contract (approximately $2.3 million as of September 30, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T of $200,000, which amount is scheduled to be paid by June 1, 1997.

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

         Prior to March 31, 1996, MCI had been unable to provision the Company's customers. Subsequent to March 31, 1996, MCI commenced providing service and the benefit of this was reflected in the Company's revenues beginning in the second quarter. In consideration of its inability to provide service under the August, 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March, 1996 contract.

         Sales and marketing expenses were $132,190 and $87,433 for the three months ended September 30 1996 and 1995 respectively. As a percentage of gross sales, sales and marketing expenses were 10% and 4% for the three months ended September 30, 1996 and September 30, 1995, respectively. The percentage increase is attributable partially to lower sales in 1996 and partially to one-time adjustments made at September 30, 1995, as follows: The Company wrote off amounts due one of its telemarketers of $109,816 after it ceased doing business with this telemarketer . The Company also wrote off $75,000 of commission payable to its independent sales agents who are no longer active. Management has resumed its acquisition of accounts upon receipt of funding from its private placements and plans to pursue marketing techniques more aggressively to increase its customer database and revenues. The Company intends to establish its own in-house telemarketing facility, has launched a televised marketing program during 1996 to increase its independent sales force and has resumed its direct mail activity.

         General and administrative expenses were $478,660 and $695,110 for the three months ended September 30, 1996, and 1995, respectively. As a percentage of gross sales, general and administrative expenses for the three months ended September 30, 1996 and 1995 were 38% and 34%, respectively. Total general and administrative expenses were reduced by $108,000 at September 30, 1996, which represented a writeoff of amounts payable to two former partners of the Company when litigation was settled in the third quarter. The principal elements which contributed to the increase as a percentage of gross sales in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales and expenditures incurred in connection with the Company's plan to reduce significantly its levels of debt by December 31, 1996. The Company incurred increased audit and legal fees due to heavier reporting requirements and settlement of outstanding litigation, and increased costs in relation to penalties and interest paid to taxing authorities in an attempt to clear old outstanding tax liabilities. The percentage increase is also attributable to lower sales levels in 1996.

        Interest expense for the three months ended September 30, 1996 and 1995 was $522,838 and $84,967, respectively. For the quarter ending September 30, 1995, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buy out was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity under the first private placement. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in turn for such shareholder making a loan of $500,000 to the Company. Non-cash interest expense in the amount of $495,000 was recorded as a result of this transaction. In addition, this loan was converted to equity at September 30, 1996. In the last quarter of 1996, another $850,000 in loans payable was converted to equity.

        The Company incurred a net loss of $807,496 for the three months ended September 30, 1996 compared to a net loss of $385,288 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1996, the Company had negative working capital of $1,456,000 compared to negative working capital of $3,487,749 at September 30, 1995. The Company experienced cash constraints throughout 1995 as a result of the abandonment of its plans to effect an initial public offering but effected a restructuring in October, 1995 in order to be able to improve its liquidity and finance its future expansion. The Company subsequently offered shares of its common stock. As a part of the restructuring, a majority of the, Company's loans which were outstanding at September 30, 1995 were converted to equity at December 31, 1995 under the first private placement. Other loans were repaid in 1996. In the third quarter of 1996, litigation related to a buyout of two former partners was settled, and, as a result, the corresponding indebtedness was canceled. In addition, at October 31, 1996, another $850,000 will be converted to equity.

        As of fiscal year 1996, it is anticipated that the balance sheet will be free of substantially all of the debt which it carried at September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 1997                  Long Distance Direct Holdings, Inc.

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