Form 10KSB40
period 1996-12-31
LONG DISTANCE DIRECT HOLDINGS INC
filed 1997-04-02
CIK 844063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________.

                         Commission File No. 33-26019-LA

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                 (Name of small business issuer in its charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No_____


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer had revenues of $5,319,923 for the fiscal year ended December 31, 1996.

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average of the closing bid and asked prices of the issuer's Common Stock in the over-the-counter market as reported by the OTC Bulletin Board on March 24, 1997, was approximately $13,242,000.

As of March 17, 1997, 7,027,949 shares of Common Stock, $.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

         In October 1995, LDDI acquired all of the partnership interests of LDDLP in exchange for shares of LDDI common stock. After its acquisition of LDDI, Golden Ark, Inc. changed its name to Long Distance Direct Holdings, Inc. ("LDD Holdings"). In May, 1996, LDDH Holdings formed Long Distance Direct Marketing, Inc., a New York corporation. ("LDDM") as a wholly-owned subsidiary for the purpose of producing and marketing a televised infomercial designed to recruit additional independent sales representatives. References herein to the Company, to LDDI or to LDDM shall mean LDD Holdings, LDDI and LDDM collectively unless the context otherwise requires. The financial statements included elsewhere herein relate to the business which was known as LDDLP prior to the acquisition of LDDLP by LDDI and the subsequent acquisition of LDDI by LDD Holdings.

         The Company's offices are located at One Blue Hill Plaza, Pearl River, New York 10965. The Company's telephone number is 914-620-0765.

GENERAL

         Long Distance Direct Holdings, Inc. is a non-facilities-based, or "switchless" reseller of outbound and inbound long distance telephone, teleconferencing, cellular long distance and calling card services to small and medium-sized commercial customers and residential customers. All of the services sold by the Company are currently provided either by AT&T or by MCI. Management believes that AT&T's and MCI's long-distance service remains the preferred option of the majority of telephone users. According to a 1995 FCC report, AT&T and MCI accounted for approximately 56% and 17% respectively of total domestic long-distance revenue for calendar year 1994. The Company signs up customers and connects or provisions them onto the network of AT&T or MCI, which provide the actual transmission service. The Company has agreements with AT&T and MCI to purchase a minimum annual level of long distance telephone service at discounted bulk rates which are lower than rates LDDI's customers, with modest call volume, would be able to obtain for themselves. The Company does not own or lease any telephone equipment or participate in the call completion process. Provision of the service to the customer requires no equipment installation or modification on the customer's premises; all action to provide the service takes place within the local and inter-exchange carriers. The customer retains his existing telephone numbers and incurs no expense in making the decision to switch to the services of the Company.

MARKETING AND SALES

         The Company obtains customer orders through three separate methods typically employed by sellers and resellers of telephone services: field sales, telemarketing, and direct mail. Until the beginning of 1994, over 95% of the Company's billings related to field sales, with the balance coming from customers who had responded to the Company's direct mail programs. In January 1994, however, the Company commenced a program of outbound telemarketing, and in June 1994 it increased the volume of its direct mail activity. Currently, approximately 29% of the Company's billings are derived from field sales using a system of self-employed independent sales representatives, who are contractually restricted from performing such services for competitors of LDDI, approximately 64% are derived from telemarketing using a number of outside telemarketing agencies specialized in the sale of telephone services on a non-exclusive basis, and the remainder are derived from direct mail programs. The Company intends to increase its direct mail marketing efforts and to establish its own in-house telemarketing capability. The Company also test marketed a televised marketing program during the fourth quarter of 1996 to attract additional participants to its independent sales force and has started to roll out such program in January 1997. There can be no assurance, however, that such roll out will be successful or that independent sales agents recruited thereby will significantly increase the level of the Company's billings.

         The Company's field sales force is based on a system of independent sales representatives, all of whom are self-employed. All sales representatives are compensated on a commission-only basis. Commissions are payable to representatives based on actual monies collected by LDDI which can be attributed to specific customers. LDDI's current active sales force numbers about 20 individuals. Management is considering a number of new methods of recruiting field sales representatives including the televised marketing program referred to above. LDDI has prepared a comprehensive manual for use by sales representatives as a training tool for reference on the job. LDDI also generates sales through direct mail programs, backed up by a small in-house telemarketing department. Until June 1994, this activity comprised exclusively the sending of direct mail packages to small businesses, inviting them to telephone LDDI's own 800-number, and incorporating a special discount offer, with conversions of inquiries being carried out by an inbound telemarketing team. In June 1994, the Company commenced another direct mail approach requiring customers to complete and send in a written sales order, with follow-up information being obtained by the Company's in-house telemarketing department. The results of the various programs that have been carried out to date have generated sufficient response to lead management to seek to expand the Company's direct mail activity.

         In January 1994, in order to market its services to small business users, the Company contracted with a telemarketing company specializing in the solicitation of orders for long-distance telephone services on behalf of resellers. The first billings attributable to customers introduced by this company were generated in February 1994. Since such date, the Company contracted with a number of additional telemarketing agencies, similarly specialized in the sale of telephone services, to market its services. The telemarketing agencies are compensated principally by the payment of an up front fee based on successfully provisioned orders and average per customer billing levels. Payments on account are made on delivery of a validated order to the Company with ongoing reconciliation and adjustment in light of results achieved. The Company now intends to supplement the efforts of the outside agencies by establishing an in-house outbound telemarketing department.

         In November 1996, the Company signed a mutually exclusive agreement with Kaire International, a multi-level marketing company, to sell telephone service to that company's associates and through those associates to the public at large. There can be no assurance, however, that Kaire will be successful in selling LDDI's service to those associates or that the associates themselves will be successful in selling such service to the public at large.

         In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. There can be no assurance, however, that NBC will be successful in selling LDDI's services pursuant to this agreement.

TELEVISED MARKETING PROGRAM

         Historically, the Company has obtained customer orders through three separate methods typically employed by sellers and resellers of telephone services: field sales, telemarketing and direct mail. At the outset, the Company employed the field sales method exclusively. Although this method was successful, and generated sales characterized by lower bad debt and customer attrition levels than, for example, telemarketing or direct mail, it had as principal drawbacks the facts that (i) the recruitment of independent sales representatives proved a time-consuming and expensive procedure and (ii) the Company, in common with other resellers of telephone services, experienced a high level of turnover amongst its representatives.

         In order to procure the advantages of sales generated by independent representatives without the drawback of high turnover of personnel, the Company conceived the idea of recruiting independent representatives in large numbers through paid television programming, and to mitigate the cost of recruitment by requiring the new representatives to pay a modest sum to purchase the right to become independent sales representatives of the Company. The method chosen to achieve this objective was the infomercial, a paid television program used extensively by the direct marketing industry.

         To this end, the Company, through its wholly-owned subsidiary, Long Distance Direct Marketing Inc, entered into a contract in May 1996, with Guthy-Renker Distribution Inc. ("Guthy-Renker"), an infomercial producer and promoter in the United States, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial.

         The net profit, if any, generated by the infomercial, comprising the revenues from the sale of "sales packages" to members of the public, less the costs of production, media and fulfillment, is to be split evenly between Guthy-Renker and the Company. All billings of telephone service generated for the Company by representatives recruited through the infomercial are to accrue to the sole benefit of the Company, subject to the payment to Guthy-Renker of a commission of 2% on cash collected from such billings, net of taxes. In addition, for every $5,000,000 of gross revenue, excluding taxes, received by the Company from the sale of telephone services by the Company's sales agents recruited through the infomercial, Guthy-Renker shall receive, at its option, either (i) a number of shares of the Company's Common Stock determined by dividing $100,000 by an amount equal to 75% of the closing bid price of a share of the Company's Common Stock on the day immediately preceding the delivery to the Company of written notice of Guthy-Renker's election to receive such shares, or (ii) $100,000 cash. The Company has agreed to grant "piggyback" registration rights to Guthy-Renker with respect to any shares of the Company's Common Stock issued to Guthy-Renker under the contract.

         Test marketing of the infomercial took place in late September and October 1996 and achieved a level of success such that the Company and Guthy-Renker decided to roll out the program in the first quarter of 1997. Such roll-out commenced in January 1997. There can be no assurance that the roll-out will also be successful, nor can there be any assurance that representatives recruited by this method will generate significant levels of billings of telephone service for the Company.

MULTI-LEVEL MARKETING

         In November 1996, the Company signed an agreement with Kaire International, a multi-level marketing company, to supply telephone service to that company's registered associates and through those associates to the public at large. Kaire International has historically been a health and body care company and there can be no assurance that its efforts on the Company's behalf will be successful in the telecommunications market.

         The agreement with Kaire, which is mutually exclusive and which in its initial period runs to December 31, 1999, provides that LDDI will supply a full range of telecommunications services on the AT&T and MCI networks which will be co-extensive with the services offered by AT&T and MCI. In addition to providing telephone service, LDDI will work with Kaire to develop suitable marketing materials as well as to provide training for all Kaire associates. LDDI will make available all training aids for Kaire at a mutually agreeable price. LDDI retains ultimate exposure for Kaire's uncollected billings though Kaire will mitigate bad debt through offsets against commissions due by Kaire to the end-subscriber.

         There can be no assurance that Kaire will be successful in selling LDDI's service to its associates or that those associates themselves will be successful in selling such service to the public at large.

NATIONAL BENEFITS CONSULTANTS/DELOITTE & TOUCHE LLP

         In January 1997, the Company signed an agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. NBC was established in order to review costs and expenses incurred by clients of Deloitte & Touche LLP, initially in the medical expenses field but subsequently on a wider basis, and to make recommendations for alternate sourcing of certain products and services so as to reduce the cost burden on those clients.

         The agreement with NBC, which is mutually exclusive and which runs to December 31, 2001, provides that LDDI will supply a full range of telecommunications services to companies and businesses introduced to it by NBC. In respect of billings to such companies and businesses, NBC will be entitled to compensation not exceeding 10% of cash receipts therefrom, net of taxes. Additionally, the Company has granted to NBC an option to purchase up to 20% of the Company's stock at $3.00 per share. The actual percentage that may be purchased under this option will be determined by reference to the proportion that revenues from customers introduced by NBC bear to LDDI's total revenues for the twenty four months prior to exercise of the option. The option may not be exercised prior to thirty months from the date of the agreement except in certain specified circumstances, the principal of which is any acquisition of the Company by a third party. In January 1997, LDDI entered into a referral agreement expiring December 31, 2001 with NBC whereby LDDI will receive a percentage compensation from NBC for those LDDI customers who purchase NBC services. There can be no assurance that NBC will be successful in selling LDDI's services pursuant to the agreement.

SERVICES PROVIDED

AT&T

         The Company currently resells to its customers AT&T outbound and inbound long-distance telephone service, including teleconferencing, cellular long-distance and calling card services. Outbound service had, until September 1994, been provided exclusively under the Company's Software Defined Network ("SDN") agreement with AT&T, but such service is now also provided on Distributed Network Service ("DNS"). The Company's pricing to its customers for the two services is identical, but DNS can be provisioned considerably faster than SDN.

         In February 1997, the Company signed a four-year negotiated contract tariff with AT&T effective March 1, 1997 that supersedes the Company's prior contract with AT&T dated September 1, 1995. Under the new contract the Company has been granted more favorable pricing on both domestic and international usage.

         Customers may also request a calling card. This allows use of the telephone system either through off network dialing using an 800-number access or through the traditional "zero plus" access method. The calling cards have been designed to the Company's own specifications and are issued subject to the condition that the liability for usage thereunder remains that of the end-user unless and until loss is reported to LDDI. In turn, LDDI has an on-line connection with AT&T's Network Remote Access Monitoring System. Once LDDI has reported a loss or theft to AT&T, LDDI has no further liability for usage on the lost or stolen card. The Company is able to set and vary thresholds and usage parameters that have been designed by AT&T to facilitate early detection of calling card theft or abuse.

MCI

         Since March 1996 and pursuant to contracts signed in August 1995 and March 1996, the Company has also commenced the resale of MCI outbound and inbound long-distance telephone service, including teleconferencing, cellular long-distance, calling card and debit card services. Under the calling card arrangements, customers may access the Company's network either through an 800-number or through "zero Plus" dialing. In the case of calling cards under the MCI contract, MCI retains full liability for fraudulent use. Provisioning of customers onto the MCI network is done directly by the Company in conjunction with the Local Exchange Carriers.

         Whereas, under its arrangements with AT&T, the Company is permitted to sell only to commercial customers, the MCI contract permits resale to both the commercial and the residential markets. Furthermore, the pricing of the MCI contract makes residential sale a realistic and financially attractive proposition. Finally, with respect to the resale of MCI service, the Company is able to offer its customers the alternative of billing through their Local Exchange Carrier. This is believed to be important in relation to the residential market, which is considered to be less willing than the commercial market to receive separate monthly long distance bills.

SUPPLY OF SERVICE

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

         In recognition of this, the Company's management from the outset established a computerized database under the direction of an outside computer consultant. This database records and tracks all new sales representatives, together with their reporting hierarchies, to enable monthly commission statements to be derived from data supplied electronically from AT&T and MCI, and to respond to all personnel questions. Additionally, the database records and implements all activity from the outside telemarketing agencies, from order entry through submission of orders to AT&T or the Local Exchange Carriers (in the case of MCI services) to production of the data needed to effect monthly accounting reconciliations with those agencies. The database tracks and implements order entry and analyzes the performance of the various direct mail programs. It also records all customers, together with their sales representative or other introductory source attribution, and allows both direct electronic interface with the Company's external billing agency for billing and collection purposes and for internal interrogation for customer service purposes.

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

         Through March 1996, the Company's billing was performed on its behalf by American College and University Systems ("ACUS"), a strategic business unit of AT&T that provides resellers with a customized long-distance billing service known as the "AT&T Bill Manager Service." The Company established its own tariffed pricing elements and used the ACUS service to bill end-users at its designated tariffed rates.

         From monthly billing tapes and feeds supplied directly by AT&T, ACUS produced and delivered invoices to all end-users in the Company's name, and end-users remit payments directly to the Company through a "lock box" set up by the Company. By using the services of ACUS, the Company was able to avoid the labor-intensive administration of performing the billing function itself during a period of strong account growth while retaining control over its pricing, billing and collection policies. The Company negotiated a release without penalty from its contract with ACUS, capable of implementation at any time after July 1995, in order to be able to use the services of a billing company that was both less expensive and better interfaced with the Company's computer systems. To that effect, the Company entered into an agreement with Digital Communications of America Inc. ("DCA") under which DCA provides billing services to the Company in respect of both AT&T and MCI service. The first DCA bills were generated in April 1996. The Company has also signed an agreement with MCI which allows the Local Exchange Carrier to bill and collect on behalf of the Company. The Company may also in the future consider employing its own billing personnel if and when it believes that the financial benefits of so doing will outweigh the practical difficulties involved.

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

ARRANGEMENTS WITH PROVIDERS

AT&T

         The Company commenced operations under Part II of AT&T's SDN tariff, a generic tariff relating to outbound long-distance service only, and available to both end-users and resellers satisfying AT&T's requirements both for usage commitment and cash deposit for security purposes. Under this tariff, AT&T's customers, which included the Company, received a discount from published tariff rates in return for the commitment and deposit referred to above. In December 1992, the Company entered into a new five-year agreement with AT&T under Part VI of the SDN tariff pursuant to which it increased its annual usage commitment in return for the higher discounts available thereunder.

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

         Effective September 1, 1995, the Company entered into a new individually-negotiated contract for a fixed term of four years with a one year extension at the Company's option. This tariff, which superseded all the Company's other arrangements with AT&T embraced both outbound and inbound long-distance service. Under the contract tariff, the Company had accepted a minimum purchase requirement under which it was obligated to pay such minimum regardless of whether its usage reached such levels. The minimum purchase requirement was a constant amount throughout the duration of the contract tariff. The minimum quarterly purchase requirement in respect of outbound service, SDN and DNS combined, for each of the sixteen quarters of the contract tariff, and for the four subsequent quarters if the Company elected to exercise its extension option, was $1,200,000 per quarter. Also included within the contract tariff was a requirement that a specified minimum proportion of each quarter's usage relate to "new business", i.e. currently non AT&T business.

         Until October 1992, the Company offered only outbound service to its customers: in that month the Company started to offer its customers AT&T inbound 800-number service through a third-party intermediary provider. However, in November 1993, the Company ended its arrangement with the third-party provider and contracted directly with AT&T under CSTP II, a generic tariff, to enable it to resell inbound 800-number service. In April 1994, the Company signed a three-year individually-negotiated contract tariff with AT&T, effective May 1, 1994, for the supply of 800-number inbound telephone service with volume discounts in excess of those available under CSTP II, in return for a minimum annual purchase requirement of $1,200,000. AT&T had advised the Company that this contract tariff was the first individually-negotiated contract tariff ever signed for inbound 800 service.

         Effective September 1, 1995, this contract tariff was superseded by the new individually-negotiated contract tariff described above in relation to the Company's outbound service. Under this tariff, which embraced both outbound and inbound long-distance service, the Company continued to have a minimum annual purchase requirement of $1,200,000 for inbound usage. In February 1997, the Company entered into a new four-year contract tariff with AT&T effective March 1, 1997 for the supply of inbound and outbound telephone service. The new contract supersedes the Company's prior contract with AT&T dated September 1, 1995. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. Failure to achieve the minimum will require payment of the shortfall by the Company. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the old contract (approximately $2.3 million as of December 31, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T of $140,000, which amount is scheduled to be paid by June 1, 1997.

MCI

         On August 4, 1995, the Company signed an individually-negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long-distance, inbound long distance, calling cards, debit cards, teleconferencing and MCI enhanced services. This agreement was subject to an eight (8) month ramp period followed by a thirty-six (36) month service period. In March 1996, the Company signed another individually negotiated contract with MCI, and an amendment thereto in September 1996, which superseded the contract of August 1995. This new contract, which requires higher minimum purchase levels than the prior agreements but affords better prices, is subject to an eighteen (18) month ramp period followed by a thirty (30) month service period.

         During the first eight months of the ramp period, the Company has no minimum purchase obligations. During the ninth through twelfth months, the Company is obliged to purchase $250,000 of usage per month; during the thirteenth through fifteenth month, $500,000; during the sixteenth through eighteenth month, $750,000; and during the thirty month service period, $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI 15% of the difference between the amount used and the respective minimum monthly requirement.

         The agreement is subject to increases and decreases in the rate of discount offered to the Company, depending on the proportion of "new business" (currently non-MCI business) in the Company's total usage. During the first six months of the agreement either the Company or MCI may terminate the agreement at will, with no penalty. Since this six (6) month period has expired with no notice of termination by either party, the agreement is to run for the full forty-eight (48) month term.

         In consideration of its inability to provide service under the August 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000 to be applied against its initial usage under the March 1996 contract.

RECENT DEVELOPMENTS

         On September 24, 1996, AT&T introduced a single-rate calling plan for domestic residential long-distance calls, under which it would charge a flat rate of fifteen cents ($.15) per minute. The Company's current business involves almost exclusively the resale of AT&T and MCI telephone service to commercial customers. The AT&T introduction has no direct effect on the Company's current commercial business or any expansion of its service to commercial customers, and based on industry experience the Company does not believe that AT&T's introduction of a new residential plan suggests an imminent introduction of a similar commercial plan.

         The Company has recently entered the residential market through the resale of MCI telephone service to residential customers. Since the Company neither resells nor has any plans or arrangements to resell AT&T service to residential customers, it considers the potential impact upon the Company of the AT&T introduction to be limited to the pricing environment in which the Company markets residential telephone service.

         The AT&T single-rate calling plan is described by AT&T as designed to simplify long distance pricing and ease consumer confusion. It is not described by AT&T as a rate reduction and, based on its knowledge of AT&T's existing rate plans, the Company does not consider the new AT&T plan to embody a rate reduction. The Company believes that it is offering and will be able to continue to offer residential telephone service at prices significantly lower than AT&T's proposed flat rate and that the introduction of AT&T's single rate calling plan will not have any material adverse affect on the business of the Company or on the Company's marketing plans for residential service.

         No assurances, however, can be given that either the Company will remain able to offer residential telephone service at prices significantly lower than AT&T and certain of the Company's other major competitors or that AT&T or such other major competitors will not introduce new commercial telephone service plans.

CUSTOMERS

         At December 31, 1996, the Company had over 10,000 active billing customers. Customers generated by field sales activity are predominately based on the Eastern seaboard; those generated either by telemarketing or by direct mail have no particular geographic bias. Through December 31, 1995, the Company's customer base was exclusively commercial and contained no residential element. It covers almost every generic field of business activity in the United States. In the second quarter of 1996, the Company began marketing to residential customers. No single current customer represented more than 3% of billings for the year ended December 31, 1996.

COMPETITION

         The long-distance telecommunications market is highly competitive. The Company does not believe it is a significant factor in the industry. The principal competitive factors affecting the Company's market share are pricing, customer service and value-added services such as customized billing, teleconferencing, calling cards and prepaid calling cards. The Company's ability to compete effectively will depend upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. The long-distance carriers which sell in competition with the Company include MCI, Sprint, and AT&T itself. Resellers which sell in competition with the Company include Long Distance Discount Services, LCI International, Inc., U.S.Tel Inc., Excel Communications, Protel Communications Corp., Equalnet, Midcom, Tel-Save and Pacific Coin. Of the resellers, some are switchless and some have their own switches and leased lines: some sell services of both AT&T and other long-distance carriers. Among the resellers, management believes that LDDI is one of only a few to market AT&T long distance services under a direct contractual relationship with AT&T. Management has also been informed that the Company is one of only a limited number of resellers to be granted a resale contract by MCI.

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

         Between October 1989 and March 1990 many companies entered the market of SDN resale, recruiting field sales forces to market to small and medium-sized businesses. Whereas AT&T is generally believed to have found itself involved unintentionally in resale at the outset, in 1992 it introduced Distributed Network Service ("DNS") specifically as a resale product. In 1994, MCI also decided to make its network available to resellers such as the Company. Following negotiations which commenced in February 1995 the Company signed an agreement effective September 1, 1995 to resell MCI's services. That agreement was superseded by an upgraded contract in March 1996. Provision of MCI service by the Company commenced in March 1996.

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

         As a consequence of the Court of Appeals decision and the District Court's ruling, the Company could be subject to complaints seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to be injured by the Company's failure to file tariffs. The Court of Appeals decision suggests that reliance upon the forbearance policy may not excuse past failure to file tariffs, because the Court ruled that the forbearance policy itself was unlawful. The Court of Appeals does not, however, require the FCC to assess forfeitures or damages or take any other specific enforcement action against those carriers who relied upon its policy, although it does direct the FCC to give further consideration to the issue of damages in a private suit between AT&T and MCI. In February 1993, AT&T filed lawsuits in Federal court against MCI, Sprint and Williams Telecommunications Group, Inc. ("WilTel") for alleged failure to file proper tariffs and seeking lost profits on a denied loss of sales of $1 billion. WilTel responded by filing a Federal court complaint against AT&T for illegal pricing activity, and similar complaints filed by MCI and Sprint have been pending at the FCC for several years. Moreover, the implications for other long-distance carriers of the District Court's preliminary injunction against MCI may be substantial unless and until the FCC acts. There is a possibility that the aftermath of the ultimate consequences of the Court's ruling may affect the Company's pricing practices. AT&T has also indicated that it may institute similar suits against other inter-exchange carriers. MCI has filed a motion for reconsideration of the Court's preliminary injunction and has also filed a petition for declaratory ruling with the FCC to declare that it and other inter-exchange carriers cannot be held liable for good faith reliance on the FCC's now reversed forbearance policy. At this time, the Company cannot predict the likelihood of the filing of complaints against it or potential liability, if any.

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

         REGULATION OF AT&T. Currently, the Company and the inter-exchange carriers with which it competes are subject to less regulation and have greater pricing flexibility than AT&T. However, the difference in the level of regulation between AT&T and its competitors has recently been narrowed. The general trend of the FCC is to treat AT&T interexchange business service as competitive and lessen FCC reviews of the rates AT&T charges for many of its business services. In addition, the FCC has adopted "further streamlined" regulation for many of AT&T's domestic business services, which effectively removes various controls under existing regulations governing AT&T's pricing flexibility. The FCC also allows AT&T to bundle individualized packages of integrated services to specific, high-volume customers at negotiated prices. The Court of Appeals recently held that these so-called Tariff 12 offerings are lawful under the Federal Communications Act. The new rules allowing the further streamlining of AT&T's regulation are the subject of judicial appeals pending before the Court of Appeals. The outcome of these appellate proceedings is at this time uncertain. Management of the Company does not believe that the implementation by the FCC of the further streamlined rules would have a material adverse effect on its business or operations. However, should the FCC affirm further streamlined regulation with respect to a number of AT&T's domestic business services, AT&T can be expected to offer and price its business services more aggressively, which in turn, may affect the Company's pricing policies and gross margins.

         RECENT LEGISLATION. Under the Telecommunications Act of 1996, which became law on February 8, 1996, many restrictions were abolished that acted as entry barriers in telecommunications markets. Of greatest significance to the

Company, this legislation eliminates the restrictions imposed by the AT&T consent decree on the provision by the BOCs of long distance services. However, the entry of a BOC into the long-distance market will only be permitted if it has satisfied the FCC and the Justice department that it has satisfactorily opened its local exchange market to competitors such as the Company. The process of entry by the BOCs into the long distance market will take time to complete. Although the Company intends to take advantage of the recent legislation by seeking to resell local telephone service, there can be no assurance that it will be successful in so doing or that the entry of the BOCs into the long distance market will not damage the Company's business and financial position.

         STATE REGULATION. The Company's intrastate long-distance telecommunications operations are subject to various state laws and regulations, including, in many jurisdictions, certification requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. Some state regulatory authorities also require carriers to file tariffs which set forth their rates and conditions of service. The Company has obtained certificates, and filed tariffs, to provide service in a majority of the states where it conducts business. Some states prohibit inter-exchange carriers from providing intrastate service (calls both originating and terminating in the same state) or restrict or condition the offering of intrastate or intra-LATA long-distance service by the Company and other inter-exchange carriers. Those states that do permit the offering of intrastate or intra-LATA service by inter-exchange carriers generally require that end users desiring to access these services dial special access codes which put the Company at a disadvantage vis-a-vis local exchange carrier intrastate and intra-LATA toll service, which generally requires no similar access code. The Company historically has not experienced significant problems in its dealings with state regulatory authorities. Changes in regulatory requirements, however, could result in changes in the manner in which the Company conducts its operation. The Company may also incur the expense of legal fees and related costs in order to comply with such changes in regulatory requirements. The Company plans to obtain the required certification in each state to provide local service.

EMPLOYEES

         At January 31, 1997, the Company had 35 employees, including the directors and executive officers, of whom 31 are full time and 4 are part-time. Of these 35 employees, 10 are responsible for order entry, customer service and operations, 18 are responsible for accounting and credit control, 3 are responsible for marketing support, 3 are responsible for general management and administration and 1 is responsible for maintaining the computer system. If the Company is successful in its proposed marketing programs, management envisages that there will be a need for a continuing increase in the number of its employees.

         In addition to its employees, the Company has a total of approximately 175 self-employed independent sales representatives who are either currently active on the Company's behalf or who have introduced customers to the Company which are still using the Company's network.


ITEM 2.  Description of Property

         The Company operates out of a 10,700 square foot office at Blue Hill Plaza, Pearl River, NY, a modern office facility. The space currently occupied by the Company is leased under a lease expiring in December, 2000 with annual rent of $192,834 rising to $214,260 commencing January 1999.


ITEM 3.  Legal Proceedings

         The State of New York Department of Taxation and Finance has filed two separate warrants against the Company evidencing judgment liens for uncontested tax liabilities. One such warrant evidences an amount, including penalty and interest, of $10,449.21. The other warrant evidences an amount, including penalties and interest, of $5,238.61. The Company negotiated the payment of these liabilities with the Department with monthly payments being made over a 24 month period ending July 1997, until which time the judgment liens will remain in effect.

         On September 19, 1996, the Company, Steven Lampert, Michael Preston, LDDI and LDDLP entered into an agreement (the "Settlement Agreement") with Michael G. Miller, Jeffrey L. Schwartz and JAMI Marketing Services, Inc. (the "Sellers"), to settle pending litigation (the "Litigation") related to a Buy Out Agreement among the parties dated April 6, 1993. In accordance with the terms of the Settlement Agreement, the Company paid Sellers $500,000 in settlement of the Litigation and as full satisfaction of all remaining obligations under the Buy Out Agreement; the parties signed and delivered mutual general releases; and the Litigation was dismissed with prejudice. See "Certain Relationships and Related Transactions -- Buy Out Agreement."

         There are no other legal proceedings or claims, threatened or pending, against the Company except as disclosed herein.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report. The Company did, however, obtain the written consent of the holders of a majority of the Company's outstanding Common Stock to the adoption of an amendment to the Company's 1995 Stock Option Plan.


                                     PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board under the symbol LDDI since December 13, 1995. There was no active trading market for the Company's Common Stock for more than two years prior to December 13, 1995. Since December 13, 1995, trading activity with respect to the Company's Common Stock has been extremely limited and sporadic, and there is a significant number of days or weeks when there has been no trading activity at all.

     The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board from December 13, 1995 to March 24, 1997. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                        HIGH            LOW
                                                        ----            ---
1995
Fourth Quarter (December 13 to December 31)             $3.00           $3.00

1996
First Quarter                                           $3.00           $3.00
Second Quarter                                          $6.00           $3.00
Third Quarter                                           $6.00           $4.50
Fourth Quarter                                          $5.00           $2.00

1997
First Quarter (through March 24)                        $4.50           $2.00


         As of March 17, 1997, there were approximately 294 shareholders of record of the Company's Common Stock. On March 24, 1997, the closing bid price for the Company's Common Stock was $3.50.

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

         During the fiscal year ended December 31, 1996, the Company sold securities that were not registered under the Securities Act of 1933, other than unregistered sales made in reliance on Regulation S, as follows:

         In February 1996, the Company issued 23,000 shares of Common Stock to an aggregate of five individuals for consulting services. The issuance of such shares was exempt under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         Between April and July 1996, the Company sold 303,151 shares of Common Stock at a price of $3.30 per share to two accredited investors. The sale of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

         In May 1996, the Company (a) issued 7,988 shares of Common Stock to two individuals in consideration of their having made bridge loans to the Company and (b) issued 150,000 shares of Common Stock to Business Systems Consultants Limited, an accredited investor, in consideration of its having provided a convertible loan to the Company. The issuance of such shares was exempt under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In May 1996, the Company granted Guthy-Renker the right to receive shares of the Company's Common Stock valued at approximately $100,000 for every $5,000,000 of gross revenue, excluding taxes, received by the Company from the sale of telephone services by the Company's sales agents recruited through an infomercial produced by Guthy-Renker. The grant of such right was exempt under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In June 1996, the Company issued 12,500 shares of Common Stock to Wise and Shepard as partial consideration for the cancellation of the Company's debt to Wise and Shepard for legal services rendered. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In July 1996, the Company issued 150,000 shares to Manhattan West, Inc. for consulting services. The issuance of such shares was exempt under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In August 1996, the Company granted an option to Michael Preston to purchase, at an exercise price of $2.50 per share, 60,000 shares of the Company's Common Stock. The grant of such option was exempt under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In September, 1996, the Company sold 151,515 shares of Common Stock at a price of $3.30 per share to Business Systems Consultants Ltd., an accredited investor. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In an offering that terminated on November 18, 1996, the Company sold 77,500 shares of Common Stock at a price of $3.30 per share (a total of $255,750 of offering proceeds). The offering was made on behalf of the Company by Capital Growth International LLC as placement agent. The shares were issued to a limited number of accredited investors. The issuance of such shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Company paid total commissions (including non-accountable expenses), of $25,575 and also issued to the placement agent, as a portion of its compensation, warrants to purchase, at a price of $3.30 per share, up to 30,706 shares of Common Stock. The placement agent's warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In November 1996, the Company sold 540,000 shares of Common Stock at a price of $2.50 per share to Business Systems Consultants Ltd., an accredited investor. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In November 1996, the Company granted options to purchase 1,045,000 shares of Common Stock to officers, employees and consultants. Options to purchase 1,000,000 of the shares were granted under the Company's 1995 Stock Option Plan. The grant of such options was exempt under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In November, 1996, the Company issued 16,250 and 6,955 shares of Common Stock respectively to Business Systems Consultants Ltd. and Mr. Michael Preston in consideration of their having made bridge loans to the Company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto appearing herein.

                                     GENERAL

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the two years ended December 31, 1996. The Company has sustained losses for each of the two years due to the lack of working capital to finance adequate levels of marketing expenditure, insufficient revenues and other reasons. The Company effected a recapitalization in October 1995 in order to be able to improve its liquidity and finance its future expansion by subsequent offerings of shares of its Common Stock. After the recapitalization and until December 31, 1996, the Company raised approximately $6.2 million in cash (net of certain expenses) from the private sale of its Common Stock and converted approximately $1.7 million of its debt into equity, the proceeds of which were used primarily for working capital.

         The Company has thus far used independent sales representatives, sub-contracted telemarketers, and direct mail to solicit customers. The Company now intends to establish its own in-house telemarketing facility later in 1997, has launched a limited televised marketing program to increase its independent sales force, and plans to increase its direct mail activity. The Company has also, in November 1996, signed a mutually exclusive agreement with Kaire International, a multi-level marketing company, to supply telephone service to that company's registered associates and through those associates to the public at large. In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities.

                              RESULTS OF OPERATIONS

THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995

         Gross revenues for the twelve months ended December 31, 1996 were $5,320,000 as compared to $8,364,000 for the twelve months ended December 31, 1995. The Company attributes the decrease of 36% to the Company's inability to finance adequate levels of marketing expenditure to offset customer attrition and to the loss, in October 1995, of its largest customer, L.C. Wegard & Company, which had generated gross revenue of approximately $150,000 per month, as a result of such customer's bankruptcy.

         Management plans to resume the active pursuit of new customers in 1997 if sufficient funds are available for such purpose. The Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility.

         The Company has launched a limited televised marketing program to increase its independent sales force. In May 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc. entered into an arrangement with Guthy-Renker Distribution, Inc., an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The film was completed, and test marketing commenced, in the last quarter of 1996. The Company commenced broadcast of the infomercial in January 1997, with a view to generating substantial numbers of additional independent sales representatives. There can be no assurance, however, that such roll-out will be successful or that representatives recruited by this method will generate significant levels of telephone service for the Company.

         In November 1996, the Company signed a mutually exclusive agreement with Kaire International, a multi-level marketing company, to supply telephone service to that company's registered associates and through those associates to the public at large. There can be no assurance, however, that Kaire will be successful in selling the Company's service to those associates or that the associates themselves will be successful in selling such service to the public at large.

         In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. There can be no assurance, however, that NBC will be successful in selling LDDI's services pursuant to this agreement.

         In the first quarter of 1996, Congress passed legislation allowing the entry of long-distance carriers into the local market and local carriers into the long distance market to foster greater competition within the telephone industry. While this may lead to increased competition for the Company in the long distance market from local carriers, management plans to enter into the local market in order to increase its overall market share. The Company is presently in the process of obtaining certification to provide local service to its customers.

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

         Management believes that the Company's systems, which were further upgraded in 1995 to provide quicker response times for customer service and collection functions, are capable of supporting the anticipated growth in the Company's revenues. There can be no assurance, however, that the Company's systems will be capable of handling such growth, if any.

         Gross profit was $1,660,000 and $2,123,000 for the twelve months ended December 31, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the twelve months ended December 31, 1996 and 1995 were 31% and 27%, respectively. The percentage increase is due to two factors: extremely favorable pricing received by the Company under its 1996 contract with MCI; and the loss of the Company's largest customer, L.C. Wegard and Company, in October 1995. Since the Company had granted promotional rebates to this customer in 1995, the result was slimmer profit margins in 1995.

         For the period September 1994 through August 1995, the Company operated under an individually negotiated contract tariff with AT&T for outbound long distance service. This contract had a three year term and required the purchase of $1,200,000 per quarter of SDN (Software Defined Network) and DNS (Distributed Network Service) usage. The Company received volume discounts based on its level of usage. The Company's previous contract with AT&T dated September 1, 1995, encompassed both outbound and inbound service and was set at a fixed term of four years with a one-year extension. The Company recently entered into a new four-year contract tariff with AT&T -- which superseded all previous contracts with AT&T -- which became effective March 1, 1997 for the supply of inbound and outbound telephone service. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. Failure to achieve the minimum will require payment of the shortfall by the Company. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the previous contract (approximately $2.3 million as of December 31, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T of $140,000, which amount is scheduled to be paid by June 1, 1997.

         On March 1, 1996 the Company signed an individually negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long distance, inbound long-distance, calling cards, debit cards, teleconferencing and MCI enhanced services. The agreement, which was amended in September 1996, is subject to an eighteen month ramp period followed by a thirty month service period and supersedes a prior agreement signed August 1995 under which MCI was unable to provide service as a result of software problems between MCI and the LECs. During the first eight months of the ramp period, the Company has no minimum purchase obligations. During the ninth through twelfth months, the Company is obligated to purchase $250,000 of usage per month; during the thirteenth through fifteenth month, $500,000; during the sixteenth through eighteenth month, $750,000; and during the thirty month service period, $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI 15% of the difference between the amount used and the respective minimum monthly requirement.

         The MCI agreement is subject to increases and decreases in the rate of discount offered to the Company, depending on the proportion of "new business" (currently non-MCI business) in the Company's total usage. During the first six months of the agreement, either the Company or MCI may terminate the agreement at will, with no penalty. Since this six month period has expired with no notice of termination by either party, the agreement is to run for the full forty-eight
(48) month term.

         Prior to February 28, 1996, MCI had been unable to provision the Company's customers. Subsequent to March 31, 1996, MCI commenced providing service and the benefit of this was reflected in the Company's revenues beginning in the second quarter. In consideration of its inability to provide service under the August 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the March 1996 contract.

         Sales and marketing expenses were $380,000 and $519,000 for the twelve months ended December 31 1996 and 1995, respectively. As a percentage of gross sales, sales and marketing expenses were 7% and 6% for the twelve months ended December 31, 1996 and 1995, respectively. The percentage increase is attributable partially to lower sales in 1996 and partially to one-time adjustments made at September 30, 1995. The Company wrote off amounts due one of its telemarketers of $109,816 after it ceased doing business with this telemarketer. The Company also wrote off $75,000 of commission payable to its independent sales agents who are no longer active. Management plans to resume its acquisition of accounts upon receipt of adequate additional funding and plans to pursue marketing techniques more aggressively to increase its customer database and revenues. The Company intends to establish its own in-house telemarketing facility, has launched a televised marketing program during 1996 to increase its independent sales force and has resumed its direct mail activity.

         General and administrative expenses were $2,942,000 and $2,700,000 for the twelve months ended December 31, 1996 and 1995 respectively. As a percentage of gross sales, general and administrative expenses for the twelve months ended December 31, 1996 and 1995 were 55% and 32% respectively. Total general and administrative expenses were reduced by $108,000 at December 31, 1996, which represented writeoff of amounts payable to two former owners of the Company when litigation was settled in the third quarter. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales, and expenditures incurred in connection with the Company's plan to significantly reduce its levels of debt by December 31, 1996. Costs incurred in 1996, but not in 1995 include increased audit and financial printing fees due to heavier SEC reporting requirements and increased legal fees incurred to settle outstanding litigation.

         Interest expense for the twelve months ended December 31, 1996 and 1995 was $749,000 and $376,000 respectively. For the twelve months ending December 31, 1995, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buy out was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity. In the last two quarters of 1996, shares were issued to shareholders of the Company in consideration for loans made to the Company. Non-cash interest expense in the amount of $553,000 was recorded as a result of these transactions. Loans payable in the amount of $500,000 were converted to equity during the first three quarters of 1996, while another $850,000 of loans were converted to equity in the last quarter of 1996. Interest expense for the twelve months ended December 31, 1996 also includes interest paid to taxing authorities as a result of a program undertaken by the Company to discharge old outstanding tax liabilities.

         The Company incurred a net loss of $2,401,000 for the twelve months ended December 31, 1996 compared to a net loss of $1,875,000 for the twelve months ended December 31, 1995. For the twelve months ending December 31, 1995, costs of $407,000 were written off in connection with an initial public offering which had been planned for the beginning of 1995 but which did not take place. These amounts had been largely incurred during 1994 but not expensed during that year and are non-operational in nature. For the twelve months ended December 31, 1996, non-cash interest expense in the amount of $553,000 was recorded when shares were sold to shareholders of the Company as consideration for such shareholders making loans to the Company. This expense is non-recurring and non-operational in nature.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had positive working capital of $975,429 compared to negative working capital of $3,485,246 at December 31, 1995. The Company experienced cash constraints throughout 1995 and nearly all of 1996 as a result of the abandonment of its plans to effect an initial public offering, insufficient revenues and other factors. Due to these cash constraints, management was unable to undertake an active pursuit of new accounts from outbound telemarketing firms or from direct mail, as a result of which revenues progressively declined through customer attrition. To deal with this problem the Company took steps to improve its liquidity by effecting a recapitalization in October, 1995 which enabled it to undertake private placements of its common stock in the last quarter of 1995 and throughout 1996.

         In addition to selling shares of its common stock to provide required working capital, and as part of the recapitalization, a majority of the Company's loans which had been outstanding at December 31, 1994 were converted to equity at December 31, 1995. All other loans were either repaid or converted into equity prior to December, 1996. In the third quarter of 1996, litigation related to a buy out of two former partners was settled, and, as a result, the corresponding actual and contingent indebtedness was canceled.


ITEM 7.  Financial Statements

                        INDEX TO FINANCIAL STATEMENTS


                                                                        Page

INDEPENDENT AUDITORS' REPORT OF ADELMAN KATZ AND MOND, LLP               20

CONSOLIDATED FINANCIAL STATEMENTS

  BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995                        21

  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
  1996,1995 AND 1994                                                     22

  STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  DECEMBER 31, 1996, 1995 AND 1994                                       23

  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1996, 1995 AND 1994                                       24

  NOTES TO FINANCIAL STATEMENTS                                          25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Long Distance Direct Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Long Distance Direct Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Distance Direct Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

As discussed in Note 5, the Company did not meet certain minimum purchase requirements with it's primary supplier. The supplier has agreed to waive such commitments under certain conditions.




New York, N.Y.
March 21, 1997

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         DECEMBER 31,
                                                                     1996            1995
                                                                  -----------     -----------
 CURRENT ASSETS
  Cash                                                            $   962,471     $   207,666
  Accounts receivable (net of allowance for doubtful accounts)
   (Notes 2 and 5)                                                  1,125,986       1,103,903
  Loans receivable - officers (Note 10)                               260,735             -0-
  Other current assets                                                924,431          93,229
                                                                  -----------     -----------

      Total Current Assets                                          3,273,623       1,404,798
                                                                  -----------     -----------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                             156,926          54,856
  Computer equipment and software                                     257,108         196,764
  Leasehold improvements                                               91,720          38,720
                                                                  -----------     -----------
                                                                      505,754         290,340
  Less: accumulated depreciation                                      193,576         129,203
                                                                  -----------     -----------
                                                                      312,178         161,137

OTHER ASSETS                                                          129,623          61,790
                                                                  -----------     -----------
                                                                  $ 3,715,424     $ 1,627,725
                                                                  ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - current (Note 6)                                       $-0-     $ 1,165,000
  Accounts payable                                                  1,453,796       2,370,081
  Accrued expenses                                                    353,681         577,576
  Sales and excise taxes payable (Note 5)                             490,716         703,143
  Loans payable - officers (Note 10)                                      -0-          74,244
                                                                  -----------     -----------
      Total Current Liabilities                                     2,298,193       4,890,044
                                                                  -----------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 5)

STOCKHOLDERS' EQUITY
  Common stock - par value $.001 per share;
   authorized 30,000,000 shares                                         6,598           3,798
  Additional paid in capital                                        8,477,420       1,429,434
  Accumulated deficit                                              (7,066,787)     (4,665,551)
                                                                  -----------     -----------
                                                                    1,417,231      (3,232,319)
  Less:  Subscriptions receivable                                         -0-         (30,000)
                                                                  -----------     -----------
      Total Stockholders' Equity                                    1,417,231      (3,262,319)
                                                                  -----------     -----------
                                                                  $ 3,715,424     $ 1,627,725
                                                                  ===========     ===========

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,





                                           1996            1995            1994
                                       -----------     -----------     -----------
REVENUES                               $ 5,319,923     $ 8,363,949     $ 9,527,497

CUSTOMER REBATES AND REFUNDS                 9,686         377,547         444,998
                                       -----------     -----------     -----------
NET REVENUES                             5,310,237       7,986,402       9,082,499

COST OF SERVICES                         3,650,162       5,862,665       6,257,686
                                       -----------     -----------     -----------
      Gross Profit                       1,660,075       2,123,737       2,824,813
                                       -----------     -----------     -----------
OPERATING EXPENSES
  Sales and marketing                      379,670         519,411       1,322,546
  General and administrative             2,941,725       2,700,451       2,554,503
                                       -----------     -----------     -----------
      Total Operating Expenses           3,321,395       3,219,862       3,877,049
                                       -----------     -----------     -----------
LOSS FROM OPERATIONS                    (1,661,320)     (1,096,125)     (1,052,236)
                                       -----------     -----------     -----------
OTHER EXPENSES (INCOME)
  Interest expense                         748,711         375,820         173,996
  Interest income                           (8,795)         (4,594)         (5,515)
  Failed IPO costs                             -0-         407,572             -0-
                                       -----------     -----------     -----------
      Total Other Expenses (Income)        739,916         778,798         168,481
                                       -----------     -----------     -----------
NET LOSS                               $(2,401,236)    $(1,874,923)    $(1,220,717)
                                       ===========     ===========     ===========
NET LOSS PER SHARE                           $(.54)          $(.55)          $(.36)
                                       ===========     ===========     ===========

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 and 1994



                                               Common Stock      Additional Paid   Accumulated
                                             Shares      Amount     in Capital       Deficit
                                            ---------    ------    -----------     -----------
Balance - December 31, 1993                 3,400,000    $3,400    $   611,728     ($1,569,911)

Net loss - December 31, 1994                       --        --             --      (1,220,717)
                                            ---------    ------    -----------     -----------
Balance - December 31, 1994                 3,400,000     3,400        611,728      (2,790,628)

Accrual of expenses, payable in stock,
  in connection with reverse acquisition           --        --        (69,000)             --

Par value assigned to shares of common
  stock issued in private placement, net
  of expenses of $306,397                     397,835       398        886,706              --

Net loss - December 31, 1995                       --        --             --      (1,874,923)
                                            ---------    ------    -----------     -----------
Balance - December 31, 1995                 3,797,835     3,798      1,429,434      (4,665,551)

Par value assigned to shares of common
  stock issued, net of expenses of
  $1,078,050                                2,799,991     2,800      7,047,986              --

Net loss - December 31, 1996                       --        --             --      (2,401,236)
                                            ---------    ------    -----------     -----------
Balance - December 31, 1996                 6,597,826    $6,598    $ 8,477,420     ($7,066,787)
                                            =========    ======    ===========     ===========

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,


                                                                     1996            1995            1994
                                                                  -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                         ($2,401,236)    ($1,874,923)    ($1,220,717)
                                                                  -----------     -----------     -----------
 Adjustments to reconcile net loss to net cash
 used in operating activities:
       Depreciation and amortization                                   64,372          54,580          45,905

       Amortization of note discount                                      -0-         116,000          52,000

       Imputed interest on personal guarantee                             -0-             -0-           2,000

       Financing and other expenses                                   584,263          49,793             -0-

       Provision for doubtful accounts                                222,754         310,953         325,634

       Forgiveness of interest on partnership buy-out                 (55,000)            -0-             -0-

       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                  (244,837)        539,720      (1,388,937)

         (Increase) decrease in other current assets                 (674,952)        252,718        (282,718)

         (Increase) decrease in other assets                          (67,833)        260,827        (302,013)

         Increase (decrease) in accounts payable                     (884,878)        223,398       1,174,456

         Increase (decrease) in accrued expenses                      154,893         (74,946)        304,874

         Increase (decrease) in sales and excise taxes payable       (212,427)        (40,530)        282,030
                                                                  -----------     -----------     -----------
              Total Adjustments to Net Loss                        (1,423,431)      1,692,513         213,231
                                                                  -----------     -----------     -----------
              Net Cash Used in Operating Activities                (3,824,667)       (182,410)     (1,007,486)
                                                                  -----------     -----------     -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
 Acquisition of property and equipment                               (215,414)        (38,907)        (72,284)
                                                                  -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (payment) of notes payable                                 (500,000)       (155,000)        935,298

 Proceeds (payment) of related party loans                           (319,979)       (112,076)        106,602

 Proceeds from private placements                                   6,692,915         776,209             -0-

 Payment of private placement costs                                (1,078,050)       (132,165)            -0-
                                                                  -----------     -----------     -----------
        Net Cash Provided by Financing Activities                   4,794,886         376,968       1,041,900
                                                                  -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                                       754,805         155,651         (37,870)

CASH - Beginning of year                                              207,666          52,015          89,885
                                                                  -----------     -----------     -----------
CASH - End of year                                                $   962,471     $   207,666     $    52,015
                                                                  ===========     ===========     ===========

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


1.  ORGANIZATION AND BUSINESS

    The consolidated financial statements consist of the accounts of Long Distance Direct Holdings, Inc. ("LDDH") and its wholly owned subsidiaries, as follows: Long Distance Direct, Inc. ("LDDI") and Long Distance Direct Marketing, Inc. ("LDDM") referred to collectively as the "Company".

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

    For accounting purposes, the acquisition of the common stock of LDDI has been treated as a recapitalization of LDDI with LDDI as the acquirer (reverse acquisition). Stockholders' equity and loss per share data has been restated to give retroactive recognition to the recapitalization.

    The consolidated financial statements include the combined activities of LDDI and LDDLP for the year ended December 31, 1994 and for the period from January 1, 1995 through October 5, 1995. Therefore no pro-forma data has been presented.

    The Company is a non-facilities based reseller of outbound and inbound long-distance telephone, teleconferencing, cellular long-distance and calling card services to commercial customers. All of the services sold by the Company through December 31, 1995 were provided by AT&T. The Company commenced operations with MCI during 1996. The Company signs up customers and provisions them onto the networks of AT&T and MCI, which provide the actual transmission of service. The Company does not own or lease any telephone equipment or participate in the call completion process.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Allowance for Doubtful Accounts

    Accounts receivable are net of allowance for doubtful accounts of $318,976 and $163,149 as of December 31, 1996 and 1995, respectively. The Company estimates an allowance based upon various factors, including credit risk and industry standards.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Revenues, Collections and Cost Recognition

    Revenues are recognized as service is provided to the Company's customers. Through December 31, 1995, the Company operated under a billing service agreement with an affiliate of AT&T. Under the agreement, AT&T's affiliate provided billing services on behalf of the Company. Subsequent to December 31, 1995, the Company contracted with another billing company to provide billing services. The Company's customers make payments directly to the Company through a lock-box account. Costs are recognized based on monthly network usage billings received from AT&T and MCI.

    Accounting Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates in the near term.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation of furniture and computer equipment is provided using the straight-line method for financial reporting purposes based on their estimated useful lives. Depreciation of leasehold improvements is provided using the straight-line method for financial reporting purposes based on their estimated useful lives or the life of the lease, whichever is shorter. Depreciation and amortization expense was $64,372, $54,580 and $45,905 for the years ended December 31, 1996, 1995, and 1994, respectively.

    Initial Public Offering Costs

    The Company incurred costs of approximately $407,000 in connection with an initial public offering which was not successfully completed in 1995. As a result, all such costs were charged to expense for the year ended December 31, 1995.

    Private Placement Costs

    Costs incurred in connection with private placements of common stock are recorded as a reduction in additional paid in capital.

    MCI Usage Credit

    During 1996, the Company received service credits from MCI, in amounts not to exceed $1,000,000, due to MCI's inability to provide service under the original contract with MCI (Note 5). Such credit is applicable to the Company's current usage. Credits in the amount of $208,000 are recorded as a reduction in actual network charges incurred during 1996.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Weighted Average of Common Shares

    Earnings per share are based on the weighted average number of shares outstanding (4,467,972 in 1996, 3,416,577 in 1995 and 3,400,000 in 1994).
    The assumed exercise of stock options and warrants are anti-dilutive and therefore is not considered a common stock equivalent.

    Direct-Response Advertising

    The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

    Concentrations of Risk

    AT&T and MCI are currently the sole providers of the long distance telecommunications services that the Company resells to it's customers. The future business of the Company is currently entirely dependent upon the use of the AT&T and MCI networks. Changes in tariffs, regulations, or policies by AT&T and MCI, or the Company's failure to maintain or renew, or a termination of, such agreements would materially adversely affect the Company's financial condition and could result in a cessation of operations by the Company.

    The Company's customers are commercial businesses and are not concentrated in any particular geographic area of the United States.

    Preferred Stock

    The Company's Articles of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $0.001 par value and provide that the rights, preferences and privileges, of the preferred stock shall be determined by the Board of Directors. The Board of Directors has not taken any action to determine the rights, preferences or privileges of the preferred stock nor has any preferred stock been issued. There are no present plans to issue any shares of preferred stock.


3.  BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained losses since inception and as a result has experienced deficiencies in cash flows from operations and has an accumulated deficit of $7,066,787 at December 31, 1996.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


3.  BASIS OF PRESENTATION (continued)

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

    Management is taking the following steps to revise its operating results and financial position, which it believes will be sufficient to provide the Company with the ability to continue in existence:

    - Increased sales volume through sub-contracted telemarketing and direct mail activities and establishment of an in-house telemarketing facility.

    -   Private placement in early 1997.

    - Televised marketing program to recruit additional independent sales representatives.

    - Strategic alliances for multi-level and other concentrated marketing programs.


4.  PRIVATE PLACEMENTS

    The Company sold approximately 1,899,000 shares of common stock through private placements during November and December of 1995 and throughout the year ended December 31, 1996, at prices ranging from $2.50 per share to $3.30 per share.


5.  COMMITMENTS AND CONTINGENT LIABILITIES

    Contract Tariffs with AT&T - Minimum Commitments

    Effective September 1, 1995, the Company entered into an individually negotiated contract for a fixed term of four years with a one year extension at the Company's option. The agreement called for minimum purchase commitments of $2,400,000 on a semi-annual basis and $4,800,000 on an annual basis. The agreement also required minimum purchases with respect to new business usage of $240,000 on a semi-annual basis and $480,000 on an annual basis.

    In February 1997, the Company signed a four-year agreement with AT&T, effective March 1, 1997, that superseded the contract dated September 1, 1995. The Company's minimum quarterly purchase commitment is $1,200,000 in years one to three and increases to $1,475,000 in the fourth year. Failure to achieve the minimum will require payment of the amount of the shortfall. The agreement is not renewable.

    Contingent Liability to AT&T - Failure to Meet Minimum Purchase Obligations

    As discussed above, the previous agreement with AT&T called for certain minimum usage by the Company. The Company did not meet such minimum usage requirements. The shortfall (the difference between actual usage and the minimum requirement) asserted by AT&T was

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


5.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

    Contingent Liability to AT&T - Failure to Meet Minimum Purchase Obligations (continued)

    approximately $2,300,000, of which approximately $965,000 was billed as of December 31, 1996, with the balance to be billed. On February 6, 1997, the Company entered into a release and settlement agreement with AT&T whereby the Company will be released from the entire $2,300,000 obligation subject to certain conditions, which include payment by the Company of a total of $320,000 (the amount of the Company's obligations as of November 1, 1996, excluding the shortfall) over a six (6) month period starting January 1, 1997. The Company has made payments of $180,000 toward this balance Also, the Company is required to be current on all of its future invoices for ongoing service. Upon full payment of this amount, AT&T will credit the Company's account for the full amount of the shortfall. The Company's obligations under the release agreement are secured by a lien on it's accounts and accounts receivable. The Company's failure to make any and all payments on a timely basis would constitute a default under the settlement agreement and could result in termination of service by AT&T. These financial statements do not include a provision for the shortfall amount.

    Billing Disputes

    For December 1996, the Company was billed approximately $570,000 by AT&T for certain usage by an unauthorized user of a phone card issued by the Company. The Company has taken the position that its documentary material with AT&T relating to credit card fraud demonstrates that its liability for fraudulent use is limited to $500.00. AT&T has notified the Company that it is their position that the Company is responsible for the full amount of the charges. The outcome of this issue is uncertain and the effect of this dispute, if any, on the Company's current obligations as set forth in the aforementioned settlement agreement, has not been determined. Accordingly, these financial statements do not contain a provision for this liability.

    Carrier Agreement with MCI - Minimum Commitments

    On March 1, 1996, the Company entered into an agreement with MCI under which the Company is authorized to resell various MCI services. This agreement superseded a prior agreement dated August 1, 1995 under which MCI was unable to provide service.

    In September of 1996, the Company signed an amendment to its contract with MCI which extends the initial ramp period and consequently, the term of the original contract. The amended contract affords the Company an eighteen (18) month ramp period followed by a thirty (30) month service period. During the first eight months of the ramp period, the Company has no minimum purchase obligations. During the ninth through twelfth months, the Company is obliged to purchase $250,000 of services per month; during the thirteenth through fifteenth month $500,000; during the sixteenth through eighteenth month, $750,000; and during

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


5.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

    Carrier Agreement with MCI - Minimum Commitments (continued)

    the thirty month service period, $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI fifteen (15) percent of the difference between the amount used and the respective minimum monthly requirement.

    In consideration of its inability to provide service under the August 1995 contract prior to December 31, 1995, MCI agreed to compensate the Company in the form of a service credit in an amount not to exceed $1,000,000, to be applied against its initial usage under the 1996 contract.

    Joint Venture Agreement

    The Company has entered into a joint venture agreement with a leading television production company to launch a marketing program based on broadcast media. The Company expended approximately $500,000 during 1996 for production and origination costs, with all media expenditures being borne by its joint venture partner. All such costs have been capitalized and will be amortized over the estimated useful life, starting in 1997.

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

    Installment Obligation - Federal Excise Taxes

    During 1993, 1994 and the first quarter of 1995, the Company did not remit payments for Federal excise taxes which were due to the Internal Revenue Service. The Company entered into an installment agreement with the Internal Revenue Service for the payment of such taxes. The agreement required monthly payments of $34,000 until the total liability, including taxes and interest had been satisfied. Penalties were waived by the Internal Revenue Service. The Internal Revenue Service has filed a tax lien in connection with this obligation, which will be released upon the satisfaction of all amounts due under the agreement. As of September 1996, the Company had made all of its payments under the payment plan. As of December 31, 1996, the Company was awaiting a final determination from the Internal Revenue
    Service as to the satisfaction of its liability under this agreement.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


5.  COMMITMENTS AND CONTINGENT LIABILITIES (continued)

    Leases

    The Company conducts its operations in leased facilities under a noncancellable operating lease expiring in 2000. The Company also leases automobiles and equipment under noncancellable operating leases expiring in 2001. The minimum rental commitments under operating leases are as follows:

    Year ending December 31,
            1997                                        $285,924
            1998                                         270,177
            1999                                         215,060
            2000                                         198,224
            2001                                           3,416
                                                        --------
            Total Minimum Payments Required             $972,801
                                                        ========

    Rent expense charged to operations was $91,688, $100,975 and $98,868 for the years ended December 31, 1996, 1995 and 1994, respectively.


6.  NOTES PAYABLE

    Notes payable consist of the following:

                                                                  December 31, 1995
                                                                  -----------------
    Note payable to Bank of New York (a)                             $  500,000

    Notes payable to two former partners, issued in
      connection with Partnership buy-out (b)                           555,000

    Note payable, bearing interest at 20%, payable
      in six (6) equal monthly installments (c)                         110,000

                                                                     ----------
                                                                      1,165,000
    Less:  current portion                                            1,165,000
                                                                     ----------
                                                                     $      -0-
                                                                     ==========

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


6.  NOTES PAYABLE (continued)

    (a)  Note Payable - Bank

         On October 28, 1994, the Company borrowed $500,000 from the Bank of New York, pursuant to a General Loan Security Agreement, with interest payable monthly at a rate equal to the prime rate plus one-half (1/2) percent. The loan was secured by a $500,000 certificate of deposit which was issued by the bank to a shareholder of the Company. The shareholder entered into an agreement with the Company under which it agreed to subscribe to 166,667 shares of the Company's common stock at $3.00 per share. On November 18, 1996, the stockholder purchased 166,667 shares for $500,000 and, on the same date, the bank loan was repaid in full.

    (b)  Notes Payable - Partnership Buy-Out Agreement

         On April 6, 1993, certain officers and LDDI entered into a buy-out agreement to purchase the interests of two (2) partners in LDDLP.

         A dispute arose with respect to the agreement, and on September 20, 1996 the parties entered into an agreement to settle pending litigation. In accordance with the terms of the settlement, the Company paid the sellers $500,000 in settlement of the litigation and as full satisfaction of all remaining obligations under the buy-out agreement. As a result of the settlement, the Company recorded cancellation of indebtedness income of approximately $108,000.

    (c)  Note Payable - Other

         Pursuant to a loan made on December 6, 1994, the Company borrowed an aggregate principal amount of $200,000 from one lender. The note was evidenced by a promissory note, was payable in six (6) equal monthly installments starting April 6, 1995, and bore interest at a rate of 20% per annum. The notes were personally guaranteed by certain officers of the Company. Prior to December 31, 1995 the lender converted $90,000 of principal into shares of the Company's common stock at a price of $3.00 per share. In August 1996, an officer and shareholder of the Company paid the lender $229,330, representing the unpaid principal of $110,000, and accrued interest and fees of $119,330, in consideration of the lender granting the shareholder the benefit of the lender's interest in all such amounts owed by the Company.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


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

    A summary of stock option activity for the years ended December 31, 1996 and 1995 is as follows:

                                        Number of     Option Price
                                         Options        Per Share
                                        ---------     ------------
      Granted                           1,000,000        $ .001
      Exercised                               -0-
      Cancelled                               -0-
      Outstanding, December 31, 1995    1,000,000        $

      Granted                           1,000,000        $3.30
      Exercised                            10,000          .001
      Cancelled                               -0-
      Outstanding, December 31, 1996    1,990,000

    Subsequent to December 31, 1996, options to purchase 270,000 shares of common stock were exercised at $.001 per share. In addition to the options issued under the Stock Option Plan, the Company granted an additional 105,000 options to purchase shares to certain parties.

8.  INCOME TAXES

    For the period from January 1, 1993 through October 5, 1995, LDDLP operated as a limited partnership for Federal and State income tax purposes. Accordingly, all of the partners were required to report their share of the Company's loss on their respective Federal and State income tax returns.

    At December 31, 1996, the Company had net operating loss carryforwards for financial and U.S. Federal income tax purposes of approximately $7,000,000, which are available to offset

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


8.  INCOME TAXES (continued)


    future taxable income and begin to expire in the year 2007. The utilization of such losses against future profits may be limited, dependent on ownership changes in the Company.

    Deferred taxes have not been recorded as the temporary differences, consisting primarily of differences related to the method of recognizing bad debts and depreciation, are not considered material by management.


9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

                                                      1996        1995       1994
                                                    --------    --------    ------
      Cash paid during the year for interest      $  119,588    $ 55,151    $3,719
      Private placement costs accrued                    -0-     174,232       -0-
      Conversions of debt to equity                1,350,000     337,500       -0-
      Financing and other expenses paid in stock     584,263         -0-       -0-
      Liabilities paid in stock                      100,407         -0-       -0-
      Assets acquired for stock                      156,250         -0-       -0-


10. RELATED PARTY TRANSACTIONS

    Officers Loans

    Loans receivable from officers includes amounts paid to officers who are principal owners of the Company. Such amounts are non-interest bearing and have no specific terms regarding repayment. Officers loans are shown net of accrued compensation of $180,000 to such officers.

    As of December 31, 1995, loans payable to officers are non-interest bearing and have no specific terms regarding repayment.

    Shareholder Loans

    In March 1996, the Company entered into an agreement with a shareholder of the Company, pursuant to which the shareholder agreed to loan $500,000 to the Company. The agreement provided that the shareholder may convert all (but not less than all) of the loan into shares of the Company's common stock at a price of $3.30 per share at any time prior to the earlier of December 31, 1996 or the date on which the Company's common stock is listed for trading on NASDAQ. As consideration for the loan, the Company agreed to issue 150,000 shares of

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995

10. RELATED PARTY TRANSACTIONS (continued)

    Shareholder Loans (continued)

    common stock to the shareholder, which is recorded as interest expense in the amount of $495,000 in 1996, and to pay the shareholder a fee equal to 1.5% of the first $50 million of revenues and 1% of revenues in excess of $50 million received by the Company from the customer billings generated by sales representatives recruited via the 1997 infomercial during the first two (2) years any revenue is received from such infomercial. In September 1996, the shareholder converted the entire amount of the loan into 151,515 shares of common stock.

    The Company entered into agreements with two (2) shareholders on August 1, 1996, pursuant to which the shareholders agreed to loan $350,000 and $150,000, respectively, to the Company. The loans bear interest at the rate of 12% per annum and are repayable within 60 days after receipt of the loan proceeds. The agreements provided that the loans were convertible into shares of the Company's common stock at a price of $2.50 per share. As additional consideration for the loans, the Company issued 23,205 shares of common stock, which is recorded as interest expense in the amount of $58,000 in 1996. The loan in the amount of $350,000 was converted into 140,000 shares of common stock. The loan in the amount of $150,000 was repaid prior to December 31, 1996.


11. OUTSTANDING WARRANTS

    At December 31, 1996, the Company had outstanding warrants to purchase 828,088 shares of the Company's common stock at prices ranging from $3.00 to $4.00 per share. The warrants become exercisable at various dates through 1999.


12. 401(k) PLAN

    The Company maintains a 401(k) plan that covers all eligible employees. The Company matches a percentage of employee contributions, up to a set percentage of compensation, as stated in the plan.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         A change in accountants was previously reported in a report on Form 8-K, as amended, dated April 30, 1996 and in a report on Form 8-K dated May 10, 1996, filed by the Company.


                                    PART III


ITEM 9.  Directors, Executive Officers, Promoters and Control Persons

         The table below sets forth the names, ages and titles of the persons who are the directors and executive officers of the Company.

     NAME                 AGE           POSITION
     ----                 ---           --------

Steven L. Lampert          47           President Chief Executive Officer and
                                        Chairman of the Board

Michael D. Preston         51           Chief Financial Officer and Vice
                                        President -- Finance, Secretary and
                                        Director
Clair Alpert               54           Vice President -- Administration

Lori Colin                 38           Controller

Andrea Grossman            33           Vice President -- Marketing

Rowland W. Day II          41           Director

Julian Levy                32           Director

Conrad J. Morris           64           Director


         Steven Lampert is a founder of the Company and has been the Chief Executive Officer since January 1994. He has served as President of the Company since it commenced operations in December 1991. Prior to founding the Company, Mr. Lampert served as President of Comtec, Inc., a New York-based telecommunications corporation, from November 1985 through November 1991. Prior to 1985, Mr. Lampert served as director of telecommunications for NBC and for Corning Labs (formerly Metpath). Mr. Lampert has served as a director of the Company since December 1991.

        Michael Preston is a founder of the Company and has been the Vice President -- Finance and Chief Financial Officer of the Company since January 1994. Prior to this period, Mr. Preston was retained as a consultant to the Company commencing in December 1991. Mr. Preston has served as a director of the Company since December 1991, and served as a director of the following other companies, with the date of such service in parentheses: Sterling Publishing Group PLC, a publicly-held U.K. business publishing company (1977 to September 1995; and served as Deputy Chairman from 1990 to September 1994); Broad Street Group PLC, a publicly-held U.K. public relations and marketing services firm (June 1977 to March 1991); Frank Usher Holdings PLC, a publicly-held U.K. clothing manufacturer (1989 to 1990); Cadiz Land Corporation (1983 to 1987). Mr. Preston is a United Kingdom Chartered Accountant.

        Clair Alpert has been the Vice President -- Administration of the Company since October 1993. Ms. Alpert served as Controller of the Company from April 1992 to October 1993. Prior to joining the Company, Ms. Alpert served as the Director of Administration and Accounting for Gross & Alpert, C.P.A., a New York-based accounting firm, from January 1987 to March 1992.

        Lori Colin has been the Controller of the Company since October 1993. Prior to joining the Company, Ms. Colin was a Senior Accountant at Chase Manhattan Leasing Co. from 1991 to 1993, and prior to that was an Assistant Manager -- Accounting at Concord Leasing in Connecticut from 1985 to 1990.

        Andrea Grossman has been the Vice-President Marketing of the Company since May 1993. Ms. Grossman served as the Director of Marketing of the Company from October 1992 to May 1993. Prior to joining the Company, Ms. Grossman was the Database Marketing Director of JAMI Marketing Services, Inc., a New York-based direct marketing firm, from October 1990 to October 1992. From June 1990 to October 1990, Ms. Grossman was a Consultant with The Rostmark Group, a marketing consultancy in New Jersey, and from January 1987 to June 1990, she was the General Manager of Webvelope Corp., a New York printing company.

        Rowland Day is a partner in the law firm of Day, Campbell & McGill, the Company's corporate counsel. He was appointed a director of the Company in November 1996.

        Julian Levy is a representative of Capital Growth International, an investment banking firm that acted as placement agent for the Company in its most recent previous offering of securities. He is a United Kingdom Chartered Accountant and was appointed a director of the Company in November 1996.

        Conrad Morris is a United Kingdom businessman with extensive investment and management experience in both the United Kingdom and the United States. Business Systems Consultants Limited, an investment company registered in Liberia and beneficially owned by Mr. Morris' two adult daughters, is a significant investor in the Company. He was appointed a director of the Company in November 1996.

EXECUTIVE COMPENSATION

        The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1994, 1995 and 1996, respectively, to the Company's Chief Executive Officer and Chief Financial Officer during such period. No other executive officer of the Company holding office in fiscal 1996 received total annual salary and bonus exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
                                                                                               SECURITIES
      NAME AND                 YEAR                   ANNUAL COMPENSATION                      UNDERLYING
      PRINCIPAL               ENDING                                        OTHER ANNUAL        OPTIONS
      POSITION              DECEMBER 31,    SALARY           BONUS          COMPENSATION        SARS (#)
      --------              ------------    ------           -----          ------------       --------

Steven Lampert,                 1994       $250,000             --          $  7,911(1)              0
  President                     1995       $150,000             --          $ 10,689(1)        250,000(2)
                                1996       $150,000             --          $ 11,745(1)        350,000(3)

Michael Preston,                1994       $100,000             --          $  5,196(1)              0
  Chief Financial Officer       1995       $125,000             --          $  7,122(1)        250,000(4)
                                1996       $125,000             --          $  9,092(1)        350,000(5)


------------------------------

(1) Includes an allowance for automobile expenses.

(2) Options to purchase 250,000 Shares at a price of $.001 per Share were granted to Mr. Lampert under the Company's 1995 Stock Option Plan.

(3) Options to purchase 350,000 Shares at a price of $3.30 per Share were granted to Mr. Lampert under the Company's 1995 Stock Option Plan.

(4) Options to purchase 250,000 Shares at a price of $.001 per Share were granted to Mr. Preston under the Company's 1995 Stock Option Plan.

(5) Options to purchase 350,000 Shares at a price of $3.30 per Share were granted to Mr. Preston under the Company's 1995 Stock Option Plan.





              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996
                                INDIVIDUAL GRANTS

                                                                PERCENT OF
                                                               TOTAL OPTIONS         EXERCISE
                                     NUMBER OF SECURITIES       GRANTED TO            OR BASE
                                          UNDERLYING             EMPLOYEES             PRICE
                         NAME           OPTIONS GRANTED           IN 1996             ($/SH.)          EXPIRATION DATE
                         ----           ---------------           -------             -------          ---------------

                    Steven Lampert             350,000              35%                $ 3.30            10/11/2001
                    Michael Preston            350,000              35%                $ 3.30            10/11/2001

---------------------
No executive officer named in the Summary Compensation Table above exercised stock options during the fiscal year ended December 31, 1996.

         The following table sets forth for each person the fiscal year-end value of unexercised options:

                         AGGREGATED OPTION EXERCISES IN
              FISCAL YEAR ENDED DECEMBER 31, 1996 AND OPTION VALUES

                                                                                               VALUE OF
                                                      NUMBER OF SHARES                        UNEXERCISED
                      SHARES                        UNDERLYING UNEXERCISED                    IN THE MONEY
                   ACQUIRED ON       VALUE            OPTIONS AT 12/31/96                 OPTIONS AT 12/31/96(1)
NAME                 EXERCISE       REALIZED     EXERCISABLE      UNEXERCISABLE    EXERCISABLE            UNEXERCISABLE
----                 --------       --------     -----------      -------------    -----------            -------------
Steven Lampert           0                --       600,000               0          $1,395,000                 0
Michael Preston          0                --       600,000               0          $1,395,000                 0

---------------------

(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the Common Stock on March 24, 1997 as reported by the OTC Bulletin Board, minus the exercise price.


STOCK OPTION PLAN

        The Company has adopted a stock option plan (the "Stock Option Plan") for its officers, directors, employees and consultants and has reserved a total of 2,000,000 shares of Common Stock to be issued upon exercise of options granted under the Stock Option Plan. As of March 17, 1997, options to purchase 1,000,000 shares at an exercise price of approximately $.001 per share and options to purchase 1,000,000 shares at an exercise price of $3.30 per share had been granted, of which 380,000 had been exercised by such date.

        The Stock Option Plan will be administered by the Board. Subject to the provisions of the Stock Option Plan, the Board will have sole discretionary authority to interpret the Stock Option Plan and to determine the type of awards to grant, when, if and to whom awards are granted, the number of shares covered by each award and the terms and conditions of the award.

        Options granted under the Stock Option Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the U.S. Internal Revenue Code, as amended (the "Code"), or non-qualified stock options ("NQSOs"). The exercise price of the options will be determined by the Board when the options are granted, subject to a minimum price in the case of ISOs equal to the fair market value (as defined in the Stock Option Plan) of the Common Shares on the date of grant and a minimum price in the case of NQSOs of the par value of the Common Stock. In the discretion of the Board, the option exercise price may be paid in cash or in Common Shares or other property having a fair market value on the date of exercise equal to the option exercise price.

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

EMPLOYMENT CONTRACTS

        The Company has not entered into any written or formal contract with any of the above-named executive officers.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of March 17, 1997 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

        NAME AND ADDRESS                     NUMBER OF SHARES
       OF BENEFICIAL OWNER                  BENEFICIALLY OWNED                     PERCENTAGE OF CLASS
       -------------------                  ------------------                     -------------------
Steven L. Lampert ........................    1,687,065(1)                                 22.1%
8 Lady Godiva Way
New City, N.Y. 10956

Michael D. Preston .......................    1,754,020(2)                                 22.9%
        8 Oak Hill Park Mews
        London NW3 7LH
        England

Rowland W. Day II ........................      458,220(3)                                  6.4%
        3070 Bristol Street, Suite 650
        Costa Mesa, CA 92626

Julian Levy ..............................       50,000(4)                              less than 1%

Conrad Morris ............................            0                                     --

Business Systems Consultants, Ltd ........    1,334,798(5)                                  19%
        P.O. Box 222
        31-33 Le Pollet
        St. Peter Port
        Gurnsey GYI 4J6
        Channel Islands

All directors and officers ...............    5,454,103(6)                                  64%
        as a group (8 persons)

-------
(1) Includes 550,000 shares issuable upon the exercise of outstanding options.

(2) Includes 610,000 shares issuable upon the exercise of outstanding options.

(3) Includes approximately 111,960 shares issuable upon the exercise of outstanding options. Mr. Day is also a principal in the firm of Day, Campbell & McGill, the Company's corporate counsel.

(4) Includes 50,000 shares issuable upon the exercise of outstanding options.

(5) Business Systems Consultants, Ltd. (BSC) is an investment company registered in Liberia. BSC is beneficially owned by two adult daughters of Conrad Morris, a director of the Company. Mr. Morris acts as an advisor to but has no beneficial interest in BSC.

(6) Includes 1,491,960 shares issuable upon exercise of outstanding options, and the 1,334,798 shares owned by BSC.

ITEM 12.  Certain Relationships and Related Transactions.

        Pursuant to the recapitalization on October 5, 1995, LDDI issued shares of its Common Stock to the limited partners of LDDLP in exchange for their respective partnership interests in LDDLP in a transaction exempt from the registration requirements of the Securities Act. On October 6, 1995 LDD Holdings acquired all of the outstanding shares of Common Stock of LDDI in exchange for 3,000,000 shares of the Company's Common Stock.

BANK OF NEW YORK LOAN

        Pursuant to the terms of a Bridge Loan and Security Agreement (the "Loan Agreement") dated August 25, 1994 between Wingmead Securities Ltd. ("Wingmead") and Michael Preston, a Director and Chief Financial Officer of the Company, as lenders, and LDDLP, Wingmead and Preston each agreed to make one loan to the Partnership in the original aggregate principal amount of $250,000. The Wingmead loan (the "Wingmead Loan") was made on August 25, 1994, and the Preston loan (the "Preston Loan") was made on October 27, 1994. The Wingmead Loan was evidenced by a secured promissory note (the "Wingmead Note"), and bore interest at a rate per annum equal to the Prime Rate plus 2.0% . As collateral security for the payment of such amounts, LDDLP granted to Wingmead a first floating lien on all of its assets. In addition, pursuant to the terms of a Guaranty dated August 25, 1994 between Wingmead and Mr. Preston, a Director and Chief Financial Officer of the Company, Mr. Preston personally guaranteed the payment, when due, of all amounts owed under the terms of the Loan Agreement, and as security for such guaranty, entered into a pledge agreement with Wingmead dated August 25, 1994 whereby he pledged 466,382 ordinary shares of Sterling Publishing Group PLC beneficially owned by him and the proceeds of any sale thereof to secure his obligations under his guaranty. The Preston Loan was non-interest bearing and was repaid, together with the Wingmead Loan, out of the proceeds of a loan from The Bank of New York.

        On October 28, 1994, the Company borrowed $500,000 from The Bank of New York ("BONY") pursuant to a General Loan and Security Agreement (the "BONY Note"), which bore interest at a rate per annum equal to the Prime Rate plus
 .5%. Principal and interest on the BONY Note was due on April 12, 1995. The proceeds from the BONY Note were used to pay in full the principal amount outstanding under the Wingmead Note and the Preston Loan. There was no cost or other effect to the Company for such prepayment.

        As collateral security for the payment of the BONY Note, the Company granted BONY a security interest in a $500,000 certificate of deposit issued by BONY to Wingmead which had been hypothecated to the Company by Wingmead. In addition, pursuant to the terms of a Guaranty dated October 28, 1994 between BONY and Steven Lampert, the Chief Executive Officer and Director of the Company, and Mr. Preston, the Chief Financial Officer and a Director of the Company, each of Messrs. Lampert and Preston personally guaranteed the payments, when due, of all amounts owing by the Company to BONY, which obligation was represented by the BONY Note.

        The repayment date of the BONY Note was extended until September 30, 1995 by an agreement entered into in April 1995 on terms substantially identical to those of the original agreement dated October 28, 1994 and was subsequently extended to November 8, 1996, at which time it was paid in full. In February 1995 Wingmead entered into an agreement with the Company under which it agreed to subscribe for 166,667 shares of the Company's Common Stock at $3.00 per share on July 31, 1996 or on the repayment by the Company of the BONY Note. On November 18, 1996, Wingmead purchased 166,667 shares of the Company's Common Stock for $500,000 cash.

BRIDGE LOANS

        SERIES A LOANS. Pursuant to a series of loans made on September 30, 1994, the Company borrowed an aggregate principal amount of $177,500 from a group of seven lenders (the "Series A Loans"). Each loan bore interest at a rate per annum equal to the Prime Rate plus 2%, was due and payable on June 30, 1995, and was evidenced by a secured promissory note dated as of September 30, 1994. Pursuant to a Subordination Agreement entered into by and among LDDI, each holder of the Series A Loans and Wingmead, each of the holders of the Series A Loans agreed that their right to payment and security interest in the property of LDDI would be subordinate to all indebtedness owed by LDDI to Wingmead.

        The Series A Loan notes provided that any loans outstanding at the time that the Company concluded an initial public offering or similar transaction may at the holder's option be converted into shares of the Company's Common Stock at the offering price together with a premium of 25% over the face value of the loan. Loans aggregating $30,000 plus accrued interest were repaid during 1995. Holders of the balance of the Series A Notes, aggregating $147,500, elected to convert the amounts due to them, plus premium, into shares of the Company's Common Stock at a price of $3.00 per share prior to December 31, 1995.

        SECOND WINGMEAD LOAN. Pursuant to an agreement dated December 6, 1994, the Company borrowed from Wingmead the sum of $200,000 (the "Second Wingmead Loan") repayable either within ten days following an initial public offering of the Company's stock, or, if no such offering occurred within 90 days following the date of the agreement, in six equal installments commencing on the 120th day following the date of the agreement. The loan, which was secured by the Loan Agreement dated August 25, 1994 between the Company, Wingmead and Michael Preston, and was personally guaranteed by Michael Preston and Steven Lampert, bore interest at the rate of 20% per annum, and, in consideration for making the Loan, the Company agreed to issue to Wingmead 20,000 shares of the Company's Common Stock, such shares to be unregistered but to have piggy-back registration rights in the event of a public offering of the Company's Common Stock within twenty-four months of the date after the agreement.

        In August, 1996 Michael Preston paid Wingmead a total of $229,329.86, representing $110,000 of the Second Wingmead loan together with accrued interest and certain fees due to Wingmead, in consideration of Wingmead's granting to Mr. Preston the benefit of Wingmead's interest in all such amounts owing by the Company. Wingmead had previously converted the balance of the principal due into 30,000 shares of the Company's Common Stock at the price of $3.00 per share, prior to December 31, 1995. On

November 18, 1996, the Company repaid Mr. Preston the full amount paid by him to Wingmead for the debt owed to Wingmead by the Company.

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

SHAREHOLDER LOANS

        The Company entered into an agreement with Business Systems Consultants, Ltd. ("BSC") in March, 1996, pursuant to which BSC agreed to loan $500,000 to the Company. The agreement provided that BSC may convert all (but not less than all ) of the loan into shares of the Company's Common Stock at a price of $3.30 per share at any time prior to the earlier of December 31, 1996 or the date on which the Company's Common Stock is listed for trading on NASDAQ. As consideration for the loan, the Company agreed to issue 150,000 shares of Common Stock to BSC and to pay BSC a fee equal to 1.5% of the first $50 million of revenues and 1% of revenues in excess of $50 million received by the Company from the customer billings generated by sales representatives recruited via the infomercial produced by Guthy-Renker during the first two years any revenue is received from such infomercial. In August, 1996, BSC elected to convert the entire amount of the loan to equity.

        The Company entered into agreements with Business Systems Consultants, Ltd. ("BSC") and Michael Preston on August 1, 1996, pursuant to which BSC and Mr. Preston agreed to loan $350,000 and $150,000, respectively, to the Company. The loans bore interest at the rate of 12% per annum and were repayable within 60 days after receipt of the loan proceeds. The agreements provided that the loans may be converted into shares of the Company's Common Stock at a price of $2.50 per share. As additional consideration for the loans, the Company agreed to issue to BSC and Mr. Preston, for each seven day period during which the loans were outstanding, 1,250 shares of Common Stock and 535 shares of Common Stock, respectively, but not less than 5,000 shares and 2,140 shares, respectively. In addition, if the loans were not repaid prior to September 30, 1996, BSC and Mr. Preston have the option, exercisable at any time within 12 months after such repayment date, to purchase, at a price of $2.50 per share, 140,000 shares and 60,000 shares, respectively. In November 1996 BSC elected to convert the full amount of its loan into shares of the Company's Common Stock at a price of $2.50 per share. The loan from Mr. Preston was repaid in November 1996.

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

        On September 19, 1996, the Company, the Buyers, LDDI and LDDLP entered into an agreement (the "Settlement Agreement") with the Sellers and JAMI to settle the pending litigation (the "Litigation"). In accordance with the terms of the Settlement Agreement, the Company paid Sellers $500,000 in settlement of the Litigation and as full satisfaction of all remaining obligations under the Buy Out Agreement, including the Contingent Event Payments; the parties signed and delivered mutual general releases; and the Litigation was dismissed with prejudice.

COMPANY COUNSEL

        The Company has granted to members of the firm of Day, Campbell & McGill, the Company's corporate counsel, options to purchase an aggregate of 460,000 shares of Common Stock. In addition, in connection with the Company's agreement to sell telephone services to Kaire International, the Company agreed to pay a finder's fee to Day, Campbell & McGill in the amount of 2.5% of the monthly revenues collected by the Company from the sale of such telephone services during the three-year term of its agreement with Kaire International.

RELATIONSHIP WITH ALBERDALE & CO.

        Michael Preston, an officer, director and principal shareholder of the Company, owns a 33.3% interest in Alberdale & Co., a British investment firm whose associate company, Alberdale Partners Limited, received compensation in connection with the sale of the Company's securities in a private placement completed in November 1996 in which Capital Growth International, LLC acted as the Company's placement agent.

ARRANGEMENTS WITH CAPITAL GROWTH INTERNATIONAL, LLC

        In August 1996, the Company entered into a Placement Agreement with Capital Growth International, LLC ("CGI") pursuant to which the Company agreed, among other things, (i) to use its best efforts to cause the election to the Company's Board of Directors of a person designated by CGI and reasonably acceptable to the Company for a period of up to three years (CGI has designated Julian Levy who has been elected to the Board); (ii) to retain CGI as a financial advisor for two years and to compensate CGI at the rate of $2,500 per month; and (iii) for a period of 24 months after the completion of the private placement, to provide CGI with the first opportunity to negotiate and the right of first refusal with respect to any debt or equity financings the Company may undertake during such period.


ITEM 13.  Exhibits, List and Reports on Form 8-K.

         (a)      List of Exhibits:

                  2.1 Agreement and Plan of Reorganization dated October 6, 1995 between Golden Ark, Inc. (now known as Long Distance Direct Holdings, Inc.) Long Distance Direct, Inc. and the stockholders of Long Distance Direct, Inc.*

                  3.1 Amended and Restated Articles of Incorporation of Long Distance Direct Holdings, Inc. (formerly known as Golden Ark, Inc.).*

                  3.2 Certificate of Amendment of Articles of Incorporation of Long Distance Direct Holdings, Inc.*

                  3.3      Bylaws, as amended, of Long Distance Direct Holdings,
                           Inc.*


                  10.1 Buy-out Agreement between Long Distance Direct, Inc., and Steven Lampert, Michael Preston, Jeffrey Schwartz, Michael Miller and JAMI Marketing Services, Inc.*

                  10.2 Amended Lease Agreement for Suite 1430, 1 Blue Hill Plaza, Pearl River, New York 10965, dated December, 1996.**

                  10.3 Agreement with AT&T dated July, 1995 for supply of long distance telephone service for resale.*

                  10.4 Agreement with MCI dated March, 1996 for supply of long distance telephone service for resale.*

                  10.5     1995 Stock Option Plan.*(Spade)

                  10.6 Agreement with Guthy-Renker-Engler dated May 15, 1996 regarding the marketing and distribution of an infomercial.**

                  10.7 Agreement with Schulberg MediaWorks, Inc. dated June 10, 1996 regarding the production of an infomercial.**

                  10.8 Agreement with Kaire International, Inc dated November, 1996 and extension thereof dated December, 1996 regarding supply of telecommunications services.**

                  10.9 Agreement with National Benefits Consultants, LLC dated January, 1997 regarding supply of telecommunications services.**

                  10.10 Agreement with AT&T dated February, 1997 for supply of long distance telephone service for resale.**

                  10.11    Amendment to MCI Agreement dated September 23, 1996**

                  21       List of Subsidiaries.**

                  23.1     Consent of Adelman, Katz & Mond, L.L.P.

                  27       Financial Data Schedule.

-------------------

*Incorporated by reference to the Company's Form 10-K/A dated November 7, 1996 filed with the Commission on November 7, 1996.

**Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on December 17, 1996, and Amendment No. 1 thereto filed with the Commission on March 25, 1997.

*(Spade)A compensatory plan or arrangement.

(b) Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter ended December 31, 1996:

1. Form 8-K dated November 21, 1996 reporting the sale of unregistered securities pursuant to Regulation S.

2. Form 8-K dated December 11, 1996 reporting the sale of unregistered securities pursuant to Regulation S.

3. Form 8-K dated December 19, 1996 reporting the sale of unregistered securities pursuant to Regulation D and including the unaudited financial statements of the Company as at and for the eleven months ended November 30, 1996. This report was subsequently amended by Form 8-K/A dated February 13, 1997.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Long Distance Direct Holdings, Inc.


Dated: April 2, 1997                      By:   /s/Steven Lampert
                                              ----------------------------------
                                                    Steven Lampert, President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/   Steven Lampert                                April 2, 1997
----------------------------------
Steven Lampert, President
(Principal Executive Officer) and
Director


     /s/    Michael Preston                              April 2, 1997
----------------------------------
Michael Preston, Chief Financial Officer
(Principal Accounting Officer) and
Director


     /s/    Rowland W. Day II                            April 2, 1997
----------------------------------
Rowland W. Day II, Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

The registrant did not send any annual report or proxy materials to its security holders during the registrant's last fiscal year.

                                EXHIBIT INDEX



           EXHIBIT NO.                 DESCRIPTION


                  2.1 Agreement and Plan of Reorganization dated October 6, 1995 between Golden Ark, Inc. (now known as Long Distance Direct Holdings, Inc.) Long Distance Direct, Inc. and the stockholders of Long Distance Direct, Inc.*

                  3.1 Amended and Restated Articles of Incorporation of Long Distance Direct Holdings, Inc. (formerly known as Golden Ark, Inc.).*

                  3.2 Certificate of Amendment of Articles of Incorporation of Long Distance Direct Holdings, Inc.*

                  3.3      Bylaws, as amended, of Long Distance Direct Holdings,
                           Inc.*


                  10.1 Buy-out Agreement between Long Distance Direct, Inc., and Steven Lampert, Michael Preston, Jeffrey Schwartz, Michael Miller and JAMI Marketing Services, Inc.*




                  10.2 Amended Lease Agreement for Suite 1430, 1 Blue Hill Plaza, Pearl River, New York 10965, dated December, 1996.**

                  10.3 Agreement with AT&T dated July, 1995 for supply of long distance telephone service for resale.*

                  10.4 Agreement with MCI dated March, 1996 for supply of long distance telephone service for resale.*

                  10.5     1995 Stock Option Plan.*(Spade)

                  10.6 Agreement with Guthy-Renker-Engler dated May 15, 1996 regarding the marketing and distribution of an infomercial.**

                  10.7 Agreement with Schulberg MediaWorks, Inc. dated June 10, 1996 regarding the production of an infomercial.**

                  10.8 Agreement with Kaire International, Inc dated November, 1996 and extension thereof dated December, 1996 regarding supply of telecommunications services.**

                  10.9 Agreement with National Benefits Consultants, LLC dated January, 1997 regarding supply of telecommunications services.**

                  10.10 Agreement with AT&T dated February, 1997 for supply of long distance telephone service for resale.**

                  10.11    Amendment to MCI Agreement dated September 23, 1996**

                  21       List of Subsidiaries.**

                  23.1     Consent of Adelman, Katz & Mond, L.L.P.

                  27       Financial Data Schedule.

-------------------

*Incorporated by reference to the Company's Form 10-K/A dated November 7, 1996 filed with the Commission on November 7, 1996.

**Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on December 17, 1996, and Amendment No. 1 thereto filed with the Commission on March 25, 1997.

*(Spade)A compensatory plan or arrangement.