Form 10QSB
period 1997-03-31
LONG DISTANCE DIRECT HOLDINGS INC
filed 1997-04-28
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending March 31, 1997
        Commission File Number 33-26019-LA


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of March 31, 1997 is 8,070,318.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                        Part I -- Financial Information

Item 1. -- Financial Statements


                       LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      31-Mar
                                                                      ------
                                                                       1997            December 31,
                                                                       ----            ------------
ASSETS                                                              (unaudited)            1996
------                                                              -----------            ----
CURRENT ASSETS
   Cash                                                            $  1,673,493        $   962,471
   Accounts receivable (net of allowance for
      doubtful accounts of $357,602 and $318,976 respectively)        2,477,948          1,125,986
   Other current assets                                                 837,929            924,431

                                                                   ------------        -----------
          Total Current Assets                                        4,989,370          3,012,888
                                                                   ------------        -----------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                              162,756            156,926
   Computer equipment and software                                      349,558            257,108
   Leasehold improvements                                               104,078             91,720
                                                                   ------------        -----------
                                                                        616,392            505,754
   Less: accumulated depreciation                                       222,771            193,576
                                                                   ------------        -----------
                                                                        393,621            312,178
                                                                   ------------        -----------

Other Assets                                                            207,000            129,623
Officers' Loans                                                         136,745            260,735

                                                                      5,726,736          3,715,424
                                                                   ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   2,442,093          1,453,796
   Accrued expenses                                                     201,494            353,681
   Sales and excise taxes payable                                       484,797            490,716
                                                                   ------------        -----------

              Total Current Liabilities                               3,128,384          2,298,193
                                                                   ------------        -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 8,070,318 shares                                    8,070              6,598
   Additional paid in capital                                        10,103,582          8,477,420
   Accumulated deficit                                               (7,513,300)        (7,066,787)
                                                                   ------------        -----------
    Total Stockholders' Equity                                        2,598,352          1,417,231
                                                                   ------------        -----------

                                                                   $  5,726,736        $ 3,715,424
                                                                   ============        ===========

                 See notes to Consolidated Financial Statements

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  Three Months        Three Months
                                                  Ended 3/31/97       Ended 3/31/96
                                                  -------------       -------------

REVENUES                                           $ 2,097,202        $ 1,798,093

CUSTOMER REBATES AND REFUNDS                             1,204              3,784
                                                   -----------        -----------

NET REVENUES                                         2,095,998          1,794,309

COST OF SERVICES                                     1,542,722          1,115,081
                                                   -----------        -----------

                Gross Profit                           553,276            679,228
                                                   -----------        -----------

OPERATING EXPENSES
      Sales and marketing                               71,819            158,151
      General and administrative                       926,803            687,472
                                                   -----------        -----------

                Total Operating Expenses               998,622            845,623
                                                   -----------        -----------

LOSS FROM OPERATIONS                                  (445,346)          (166,395)

OTHER EXPENSES (INCOME)
   Interest expense                                      1,164             31,688
   Interest income                                          --             (1,032)
                                                   -----------        -----------

               Total Other Expenses (Income)             1,164             30,656
                                                   -----------        -----------

NET LOSS                                           ($  446,510)       ($  197,051)
                                                   ===========        ===========

NET LOSS PER SHARE                                       (0.09)             (0.05)

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                        31-MAR-97               31-MAR-96
                                                                        ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                ($446,510)              ($197,051)

Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                                            31,187                  15,080
  Amortization of note discount
  Imputed interest on personal guarantee
  Financing expenses
  Provision for doubtful accounts                                          58,311                  63,013


Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                            (1,410,088)              (653,451)
  (Increase) decrease in other current assets                               84,509                (33,998)
  (Increase) decrease in other assets                                      (77,378)               (20,503)
  Increase in accounts payable                                             988,297                688,136
  Increase (decrease) in accrued expenses                                 (152,187)                61,026
  Increase (decrease) in sales and excise taxes payable                     (5,919)              (144,690)
                                                                        ----------              ----------
        Total Adjustment to Net Loss                                      (483,268)               (25,387)
                                                                        ----------              ----------
                Net Cash Used in Operating Activities                     (929,778)              (222,438)
                                                                        ----------              ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                   (110,639)               (15,551)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds (payment) of notes payable                                           --                 80,199
  Proceeds (payment) of related party loans                                123,990               (120,667)
  Proceeds from private placement                                        1,627,449                156,000
                                                                        ----------              ----------
                Net Cash Provided by Financing Activities                1,751,439                115,532
                                                                        ----------              ----------
NET INCREASE (DECREASE) IN CASH                                            711,022               (122,457)
                                                                        ----------              ----------
CASH-Beginning of Period                                                   962,471                207,666

CASH-End of Period                                                      $1,673,493              $  85,209

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of March 31, 1997 and December 31, 1996 and results of its operations and cash flows for the three month periods ending March 31, 1997 and March 30, 1996.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the Form 10KSB for the period ending December 31, 1996.


SUBSEQUENT EVENTS -- COMPLETION OF PRIVATE OFFERING

On April 17, 1997, the Company closed a private offering of its Common Stock pursuant to which the Company received a total of $2,600,000, net of certain offering costs and expenses. Of this amount, $1,800,000 was received prior to March 31, 1997 and the balance of $800,000 was received on April 17, 1997. The pro-forma consolidated balance sheet as at March 31, 1997 set forth below has been prepared to give effect to the receipt of the balance of such net offering proceeds after March 31, 1997 without taking into account any other changes after March 31, 1997.


                      LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                                PRO FORMA
                                                                                                ---------
                                                                                                 3/31/97
                                                                                                 -------
ASSETS
------
CURRENT ASSETS
   Cash                                                                                        $2,461,391
   Accounts receivable                                                                          2,477,948
   Other current assets                                                                           837,929

                                                                                             ------------
          Total Current Assets                                                                  5,777,268
                                                                                             ------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                                                        162,756
   Computer equipment and software                                                                349,558
   Leasehold improvements                                                                         104,078
                                                                                             ------------
                                                                                                  616,392
   Less: accumulated depreciation                                                                 222,771
                                                                                             ------------
                                                                                                  393,621
                                                                                             ------------

Other Assets                                                                                      207,000
Officers' Loans                                                                                   136,745

                                                                                                6,514,634
                                                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                             2,442,093
   Accrued expenses                                                                               201,494
   Sales and excise taxes payable                                                                 484,797
                                                                                             ------------

              Total Current Liabilities                                                         3,128,384
                                                                                             ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 8,517,318 shares                                                              8,517
   Additional paid in capital                                                                  10,891,033
   Accumulated deficit                                                                         (7,513,300)
                                                                                             ------------
    Total Stockholders' Equity                                                                  3,386,250
                                                                                             ------------

                                                                                             $  6,514,634
                                                                                             ============

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

         Gross revenues for the three months ended March 31, 1997 were $2,097,202 as compared to $1,798,093 for the three months ended March 31, 1996. The 17% increase in sales is mainly attributable to sales generated from the Company's televised marketing program launched in January, 1997.

         The Company has launched a limited televised marketing program to increase its independent sales force. In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc., entered into an arrangement with Guthy-Renker Distribution, Inc., an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company is responsible for financing the cost of production of the infomercial program, while Guthy-Renker is responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The film was completed and test marketing commenced in the last quarter of 1996. The Company commenced broadcast of the infomercial in January, 1997, with a view to generating substantial numbers of additional independent sales representatives. There can be no assurance, however, that such roll-out will be successful or that representatives recruited by this method will generate significant levels of telephone service for the Company.

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

         Management has resumed the active pursuit of new customers in 1997 by utilizing the marketing strategies mentioned above. In addition, the Company intends to increase expenditures on sub-contracted telemarketing and direct mail activities as well as establish its own in-house telemarketing facility.

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

         Management believes that the Company's systems, which were further upgraded in 1995 to provide quicker response times for the customer service and collections functions, are capable of supporting the anticipated growth in the Company's revenues. There can be no assurance, however, that the Company's systems will be capable of handling such growth, if any.

         Gross profit was $553,276 and $679,228 for the three months ended March 31,1997 and 1996, respectively. As a percentage of net sales, the gross profit margins for the three months ended March 31, 1997 and 1996 were 26% and 38%, respectively. This decrease is mainly attributable to costs incurred to fulfill orders with respect to the Company's televised marketing program. The profit margin realized from the fulfillment of these orders is currently minimal.

         The Company recently entered into a new four-year contract tariff with AT&T - which supersedes its contract dated September 1, 1995 - which became effective March 1, 1997 for the supply of inbound and outbound telephone service. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. (This quarterly purchase requirement of $1,200,000 is the same as the Company's obligation under its previous contract with AT&T dated September 1, 1995.). Failure to achieve the minimum will require payment of the shortfall by the Company. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the previous contract (approximately $2.3 million as of December 31, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T of $80,000, which amount is scheduled to be paid by June 1, 1997.

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

         During the first eight months of the ramp period, the Company had no minimum purchase obligations. During the ninth through twelfth months, the Company is obliged to purchase $250,000 of usage per month; during the thirteenth through fifteenth month, $500,000; during the sixteenth through eighteenth month, $750,000; and during the thirty month service period $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI 15% of the difference between the amount used and the respective minimum monthly requirement.

         The MCI agreement is subject to increases and decreases in the rate of discount offered to the Company, depending on the proportion of "new business" (currently non-MCI business) in the Company's total usage. In addition, rates paid by the Company to MCI are contingent upon the Company's ability to meet its minimum purchase requirements. During the first six months of the agreement, either the Company or MCI had the option to terminate the agreement at will, with no penalty. Since this six-month period has expired with no notice of termination by either party, the agreement is to run for the full forty-eight
(48) month term.


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

         In April, 1997, the Company will sign another amendment to the MCI agreement whereby it will receive more favorable rates on various types of services.

         Sales and marketing expenses were $71,819 and $158,151 for the three months ended March 31, 1997 and 1996, respectively. As a percentage of gross sales, sales and marketing expenses decreased from 9% for the three months ended March 31, 1996 to 3% for the three months ended March 31, 1997. The percentage decrease is attributable to limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1997. Management plans to resume its acquisition of accounts from these firms and plans to pursue marketing techniques more aggressively to increase its customer database and revenues. The Company intends to establish its own in-house telemarketing facility, has launched a televised marketing program during 1996 to increase its independent sales force and has resumed its direct mail activity

         General and administrative expenses were $926,803 and $687,472 for the three months ended March 31, 1997, and 1996, respectively. As a percentage of gross sales, general and administrative expenses for the three months ended March 31, 1997 and 1996 were 44% and 38% respectively. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales. Costs which increased from their 1996 levels include payroll and related administrative costs. In 1997, the Company incurred heavier costs for regulatory compliance when compared to the first quarter of 1996 as a result of the Company's attempt to seek certification to provide local service in each state.

         Interest expense for the three months ended March 31, 1997 and 1996 was $1,164 and $31,688, respectively. For the quarter ending March 31, 1996, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity.

         The Company incurred a net loss of $446,510 for the three months ended March 31, 1997 compared to a net loss of $197,051 for the three months ended March 31, 1996.

Liquidity and Capital Resources

         At March 31, 1997, the Company had working capital of $1,860,986 compared to negative working capital of $3,547,271 at March 31, 1996. The Company experienced cash constraints throughout nearly all of 1996 due to insufficient revenues and other factors. Due to these cash constraints, management was unable to undertake an active pursuit of new accounts from outbound telemarketing firms or from direct mail, as a result of which revenues progressively declined through customer attrition. To deal with this problem, the Company took steps to improve its liquidity by effecting a recapitalization in October, 1995 which enabled it to undertake private placements of its common stock in 1995, 1996 and 1997. The Company plans to market its services aggressively in 1997 to increase its revenues and customer database.

         In addition to selling shares of its common stock to provide required working capital, and as part of the recapitalization, a majority of the Company's loans which had been outstanding at December 31, 1994 were converted to equity at December 31, 1995. All other loans were either repaid or converted into equity prior to December 31, 1996. In the third quarter of 1996, litigation related to a buy out of two former partners was settled, and, as a result, the corresponding actual and contingent indebtedness was canceled.

                          Part II -- Other Information


Item 2.  Changes in Securities

(c) During the fiscal quarter ended March 31, 1997, the Company sold Securities that were not registered under the Securities Act of 1933, other than unregistered sales made in reliance on Regulation S, as follows:

In January 1997, the Company granted an option to National Benefits Consultants, LLC to purchase up to 20% of the Company's Common Stock at $3.00 per share. The option was granted pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In January 1997, the Company granted an option to Rowland W. Day to purchase, at an exercise price of $3.00 per share, 350,000 shares of Common stock. The option was granted pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In March 1997, the Company issued 85,000 shares of Common Stock to Capital Growth International, L.L.C. or nominee for investment banking services. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

In an offering that commenced on February 14, 1997 and terminated on April 17, 1997, the Company sold 1,529,491 shares of Common Stock for cash at a price of $2.00 per share to a total of 28 accredited investors. The offering was made on behalf of the Company by Cruttenden Roth, Incorporated as placement agent. As compensation for its services, the placement agent received $283,488 in commissions and expenses and five year warrants to purchase, at a price of $2.00 per share, 152,950 shares of Common Stock. The securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 25, 1997                     Long Distance Direct Holdings, Inc.

                                          By:/s/ Steven Lampert
                                             --------------------------
                                          Steven Lampert, President
                                          (Principal Executive Officer)

                                          By:/s/ Michael Preston
                                             --------------------------
                                          Michael Preston, Chief
                                          Financial Officer (Principal
                                          Accounting Officer)