Form 10QSB
period 1997-06-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1997-08-19
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending June 30, 1997
        Commission File Number 33-26019-LA


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of June 30, 1997 is 8,927,318.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                          Part I-Financial Information

Item 1-Financial Statements

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   30-JUN
                                                                   ------
                                                                    1997        DECEMBER 31,
                                                                    ----        -----------
                                                                (UNAUDITED)        1996
                                                                ------------    ------------
ASSETS
------

CURRENT ASSETS
 Cash                                                            $   910,790    $  962,471
 Accounts receivable (net of allowance for
  doubtful accounts of $566,069 and $318,976, respectively)        4,058,962     1,125,986
 Other current assets                                                932,528       924,431
                                                                 -------------------------
        Total Current Assets                                       5,902,280     3,012,888
                                                                 -------------------------
PROPERTY AND EQUIPMENT
 Furniture and equipment                                             194,691       156,926
 Computer equipment and software                                     421,377       257,108
 Leasehold improvements                                              116,915        91,720
                                                                 -------------------------
                                                                     732,983       505,754
 Less: accumulated depreciation                                   $  258,159       193,576
                                                                 -------------------------
                                                                     474,824       312,178
                                                                 -------------------------
OTHER ASSETS                                                         127,711       129,623
OFFICER'S LOANS                                                      221,416       260,735
                                                                 -------------------------
                                                                   6,726,231     3,715,424
                                                                 =========================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                                  3,525,508     1,453,796
 Accrued expenses                                                    265,219       353,681
 Sales and excise taxes payable                                      482,722       490,716
                                                                 -------------------------
        Total Current Liabilities                                  4,273,449     2,298,193
                                                                 -------------------------

STOCKHOLDERS' DEFICIT
 Common stock - par value $.001 per share;
  authorized 30,000,000 shares; issued
  and outstanding 8,927,000 shares                                     8,927         6,598
 Additional paid in capital                                       10,938,290     8,477,420
 Accumulated deficit                                              (8,494,435)   (7,066,787)
                                                                 -------------------------

 Total Stockholders' Equity                                        2,452,782     1,417,231
                                                                 -------------------------
                                                                 $ 6,726,231    $3,715,424
                                                                 =========================

                   See notes to Consolidated Financial Statements

                         LONG DISTANCE DIRECT HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (UNAUDITED)

                                        THREE MONTHS    YEAR TO DATE    THREE MONTHS    YEAR TO DATE
                                        -------------   ------------    -------------   -------------
                                        ENDED 6/30/97     6/30/97       ENDED 6/30/96     6/30/96
                                        -------------   ------------    -------------   -------------
REVENUES                                $2,632,111      $4,729,313      $1,665,409      $3,463,502

CUSTOMER REBATES AND REFUNDS                 2,759           3,963          $3,805           7,589
                                        ----------------------------------------------------------

NET REVENUES                             2,629,352       4,725,350       1,661,604       3,455,913

COST OF SERVICES                         2,204,216       3,746,938      $1,024,728       2,139,809
                                        ----------------------------------------------------------
        Gross Profit                       425,136         978,412         636,876       1,316,104
                                        ----------------------------------------------------------

OPERATING EXPENSES
  Sales and marketing                      176,303         248,122        $158,022         316,173
  General and administrative             1,229,971       2,156,774        $689,642       1,377,114
                                        ----------------------------------------------------------
        Total Operating Expenses         1,406,274       2,404,896         847,664       1,693,287
                                        ----------------------------------------------------------

LOSS FROM OPERATIONS                      (981,138)     (1,426,484)       (210,788)       (377,183)

OTHER EXPENSES (INCOME)
  Interest expense                              --           1,164          33,651          65,339
  Interest income                               --              --            (580)         (1,612)
                                                --              --              --              --
                                        ----------------------------------------------------------
        Total Other Expenses (Income)           --           1,164          33,071          63,727
                                        ----------------------------------------------------------
NET LOSS                                ($981,138)      (1,427,648)      ($243,859)      ($440,910)
                                        ==========================================================
NET LOSS PER SHARE                          (0.11)           (0.18)          (0.06)          (0.11)

                         LONG DISTANCE DIRECT HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                30-Jun-97       30-Jun-96
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        ($1,427,648)    ($440,910)

Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                                      64,583        31,269
  Amortization of note discount
  Imputed interest on personal guarantee
  Financing expenses
  Provision for doubtful accounts                                   336,029       126,417

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                     (3,180,069)     (821,711)
  (Increase) decrease in other current assets                        (8,097)     (234,338)
  (Increase) decrease in other assets                                 1,912      (145,707)
  Increase in accounts payable                                    2,071,712       798,219
  Increase (decrease) in accrued expenses                          (177,398)     (212,281)
  Increase (decrease) in sales and excise taxes payable              (7,994)     (172,678)
                                                                -----------    ----------
    Total Adjustments to Net Loss                                  (899,322)     (630,810)
                                                                -----------    ----------
      Net Cash Used in Operating Activities                      (2,326,970)   (1,071,720)
                                                                -----------    ----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                            (227,229)      (36,015)
                                                                -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payment) of notes payable                                     0       330,200
  Proceeds (payment) of related party loans                          39,319       235,490
  Proceeds from private placement (net of certain expenses)       2,463,199     1,147,201
                                                                -----------    ----------
      Net Cash Provided by Financing Activities                   2,502,518     1,712,891
                                                                -----------    ----------
NET INCREASE (DECREASE) IN CASH                                     (51,681)      605,156
                                                                -----------    ----------
CASH - Beginning of Period                                          962,471       207,666

CASH - End of Period                                               $910,790      $812,822

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of June 30, 1997 and December 31, 1996 and results of its operations and cash flows for the three month periods ending June 30, 1997 and June 30, 1996.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

         Gross revenues for the six months ended June 30, 1997 were $4,729,313 as compared to $3,463,502 for the six months ended June 30, 1996. The increase in sales is attributable to revenue realized from the Company's new marketing ventures. The Company's televised marketing program generated $1.1 million or 24% of total revenue through the sale of marketing kits sold during the program and $1.4 million or 31% of total revenue in billed and unbilled telephone service.

         Revenue for the period ended 6/30/97 includes a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which form a large proportion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company has not yet received the benefit of these billings. The Company is in discussions with MCI to resolve the problem, to determine an appropriate level of compensation for the error and to ensure that this problem does not recur with regard to future orders sent to MCI. MCI has assured the Company that the problem is being investigated and will be resolved. There can be no certainty, however, that the result of these discussions will be favorable to the Company or that the unbilled revenues will ultimately be recovered by the Company.

         In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc., entered into an arrangement with Guthy-Renker Distribution, Inc., ("GRD") an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under the original contract, the Company was responsible for financing the loss incurred from the sale of kits sold during the program. In the six months ended June 30, 1997, the Company recorded losses from the sale of kits amounting to $243,603.

                  In August, 1997, the Company entered into an agreement with Credit Education Center, L.L.C. ("CEC") whereby CEC will market LDDI's telephone service in conjunction with its own services. To date, the Company has received approximately 4,500 new accounts through this arrangement and expects to realize revenue from these new accounts in the last quarter of 1997.

                  The Company has begun to establish its own in-house telemarketing facility and intends to increase expenditures on direct mail activities. Due to its marketing strategies,the Company is poised for growth in revenue and customer base but there can be no assurance that its marketing ventures will produce substantial increases in revenue.

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

         The Company also entered the residential market in 1996. Previously, the Company sold exclusively to commercial customers. The Company has signed an agreement with MCI which allows the "LECs" (Local Exchange Carriers) to bill and collect on behalf of the Company. Although the Company continues to bill its customers directly, it will continue to keep under review whether to bill its residential customers through the LEC's.

         Management believes that the Company's systems, which will be further upgraded in the third quarter of 1997 to provide quicker response times for the customer service and collections functions, are capable of supporting the anticipated growth in the Company's revenues. There can be no assurance, however, that the Company's systems will be capable of handling such growth, if any.

         Gross profit was $978,412 and $1,316,104 for the six months ended June 30,1997 and 1996, respectively. As a percentage of net sales, the gross profit margins for the six months ended June 30, 1997 and 1996 were 21% and 38%, respectively. This decrease is mainly attributable to a loss incurred with respect to the sale of marketing kits sold through the Company's televised marketing program.

         The Company recently entered into a new four-year contract tariff with AT&T - which supersedes its contract dated September 1, 1995 - which became effective March 1, 1997 for the supply of inbound and outbound telephone service. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. (This quarterly purchase requirement of $1,200,000 is the same as the Company's obligation under its previous contract with AT&T dated September 1, 1995). Failure to achieve the minimum will require payment of the shortfall by the Company. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the previous contract (approximately $2.3 million as of December 31, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T. As of June 2, 1997, the Company satisfied its past due obligation and AT&T has agreed to issue the Company a credit waiving the entire shortfall balance in the amount of $2.3 million.

         On March 1, 1996 the Company signed an individually negotiated agreement with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long distance, inbound long-distance, calling cards, debit cards, teleconferencing and MCI enhanced services. The agreement, which was amended in September 1996, February, 1997, and April, 1997, superseded a prior agreement signed August 1995 under which MCI was unable to provide service as a result of software problems between MCI and the LECs. This new contract, which requires higher minimum purchase levels than the prior agreement but affords better prices, including more favorable pricing on international usage, is subject to an 18 month ramp period commencing April, 1996 followed by a 30 month service period.

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

         The MCI agreement is subject to increases and decreases in the rate of discount offered to the Company, depending on the proportion of "new business" (currently non-MCI business) in the Company's total usage. In addition, rates paid by the Company to MCI are contingent upon the Company's ability to meet its minimum purchase requirements. During the first six months of the agreement, either the Company or MCI had the option to terminate the agreement at will, with no penalty. Since this six-month period has expired with no notice of termination by either party, the agreement is to run for the full forty-eight
(48) month term. The Company is currently in negotiation with MCI for an amendment to the agreement under which, in return for an increased purchase commitment, it will receive more favorable pricing.


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


         Sales and marketing expenses were $248,122 and $316,173 for the six months ended June 30, 1997 and 1996 respectively. As a percentage of gross sales, sales and marketing expenses decreased from 9% for the six months ended June 30, 1996 to 5% for the six months ended June 30, 1997. The percentage decrease is attributable to limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1997. The Company plans to continue to utilize outbound telemarketing firms on a limited basis in conjunction with its other marketing strategies.

The Company has begun to establish its own in-house telemarketing facility as well as utilize direct mail to obtain new customers.

         General and administrative expenses were $2,156,774 and $1,377,114 for the six months ended June 30, 1997, and 1996, respectively. As a percentage of gross sales, general and administrative expenses for the six months ended June 30, 1997 and 1996 were 46% and 40% respectively. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales. Costs which increased from their 1996 levels include payroll and related administrative costs, and legal and accounting fees. In addition, costs were incurred in 1997 to purchase additional insurance for Director's & Officer's liability coverage. In 1997, the Company incurred heavier costs for regulatory compliance when compared to the second quarter of 1996 as a result of the Company's attempt to seek certification to provide local service in each state. The Company incurred costs in 1997 to establish a relationship with a public relations firm.

         Interest expense for the six months ended June 30, 1997 and 1996 was $1,164 and $65,339 respectively. For the six months ended June 30, 1996, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity. Currently, the Company has no outstanding debt.

         The Company incurred a net loss of $1,427,648 for the six months ended June 30, 1997 compared to a net loss of $440,910 for the six months ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30,
1996

         Gross revenues for the three months ended June 30, 1997 were $2,632,111 as compared to $1,665,409 for the three months ended June 30, 1996. The increase in sales is attributable to revenue realized from the Company's new marketing ventures. The Company's televised marketing program generated $627,928 or 24% of total revenue through the sale of marketing kits sold during the program and $928,000 or 35% of total revenue in billed and unbilled telephone service.

         Revenue for the three months ended June 30, 1997 includes a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which form a large proportion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company has not yet received the benefit of these billings. The Company is in discussions with MCI to resolve the problem, to determine an appropriate level of compensation for the error and to ensure that this problem does not recur with regard to future orders sent to MCI. MCI has assured the Company that the problem is being investigated and will be resolved. There can be no certainty, however, that the result of these discussions will be favorable to the Company or that the unbilled revenues will ultimately be recovered by the Company.


         Gross profit was $425,136 and $636,876 for the three months ended June, 1997 and 1996, respectively. As a percentage of net sales,the gross profit margins for the three months ended June 30, 1997 and 1996 were 16% and 38 %, respectively. This decrease is mainly attributable to a loss incurred with respect to the sale of marketing kits sold through the Company's televised marketing program.

         Sales and marketing expenses were $176,303 and $158,022 for the three months ended June 30, 1997 and 1996, respectively. As a percentage of gross sales, sales and marketing expenses decreased from 9% for the three months ended June 30, 1996 to 7% for the three months ended June 30, 1997. The percentage decrease is attributable to limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1997. The Company plans to continue to utilize outbound telemarketing firms on a limited basis in conjunction with its other marketing strategies. The Company has begun to establish its own in-house telemarketing facility as well as utilize direct mail to obtain new customers.


         General and administrative expenses were $1,229,971 and $689,642 for the three months ended June 30, 1997, and 1996, respectively. As a percentage of gross sales, general and administrative expenses for the three months ended June 30, 1997 and 1996 were 47 % and 41%, respectively. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales. Costs which increased from their 1996 levels include payroll and related administrative costs, and legal and accounting fees. In addition, costs were incurred in 1997 to purchase additional insurance for Director's & Officer's liability coverage. In 1997, the Company incurred heavier costs for regulatory compliance when compared to the second quarter of 1996 as a result of the Company's attempt to seek certification to provide local service in each state. The Company incurred costs in 1997 to establish a relationship with a public relations firm.


         Interest expense for the three months ended June 30, 1997 and 1996 was $0 and $33,651, respectively. For the three months ended June 30, 1996, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the

Company's outstanding loans were converted to equity. Currently, the Company has no outstanding debt.


         The Company incurred a net loss of $981,138 for the three months ended June 1997 compared to a net loss of $243,859 for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company effected a recapitalization in October, 1995 which subsequently enabled it to undertake private placements of its common stock throughout 1995, 1996 and 1997. Since October, 1995, the Company has financed its operations primarily through the sale of its common stock. In addition to selling shares of its common stock to provide required working capital, and as part of the recapitalization, a majority of the Company's loans which had been outstanding at December 31, 1994 were either repaid or converted to equity in 1995 and 1996. After the recapitalization and through June 30, 1997, the Company converted approximately $1.7 million of its debt into equity, and raised approximately $8.8 million in cash (net of certain expenses) from the private sale of its common stock, the proceeds of which were used primarily for working capital. In the third quarter of 1996, litigation related to a buy out of two former partners was settled, and, as a result, the corresponding actual and contingent indebtedness was canceled. As a result of the private placements effected during 1996, the Company finished the year with net current assets of $975,000 and total net assets of $1.4 million, as against net current liabilities of $3.4 million and a deficiency of assets of $3.2 million at December 31, 1995. At June 30, 1997, the Company had working capital of $1,628,831 compared to $975,000 at December 31, 1996. The increase was attributable to the cash received from the private placement of the Company's common stock during the first four months of 1997.

         The Company has never made a profit since inception in November, 1991. The Company has sustained operating losses of $1,052,236, $1,096,125 and $1,661,320 for the fiscal years ended December 31, 1994, 1995, and 1996, respectively, and sustained an operating loss of $981,000 for the six months ended June 30, 1997. As of June 30, 1997, the Company had an accumulated deficit of $8,494,435. The Company has historically used substantial amounts of cash in operations. The Company's expected expanded sales and marketing efforts could result in significantly higher operating losses in the future. The company's trend of incurring operating losses is likely to continue until its revenues reach certain levels materially higher than any achieved to date. There can be no assurance that the Company will not continue to experience operating losses in the future or that the Company's revenues will reach such levels.

         The Company is obligated to meet minimum purchase requirements with AT&T and MCI. The Company's contract with AT&T requires the Company to purchase $1,200,000 per quarter in usage in years one to three beginning in March of 1997 and

$1,475,000 per quarter in usage in year four. Under its contract with MCI, the Company has a minimum purchase obligation of $3,000,000 per quarter beginning in September of 1997. Failure to achieve these minimums will require payment of the shortfall by the Company. The Company has not met its minimum purchase requirements for the six months ended June 30, 1997. Under each of the agreements, there are provisions for current shortfalls to be made good by future usage in excess of the minimum commitments. There can be no assurance that the Company will achieve future excess usage in sufficient amounts to offset the current shortfall. At the present combined level of its commitments to AT&T and MCI, and at its current selling margins, the Company will need to achieve annualized net sales of telephone service, beginning in September of 1997, of approximately $25 million in order to satisfy such commitments. There can be no assurance that the Company will reach this level of sales.

         The Company began to market its product through media advertising in January of 1997 by broadcasting a thirty-minute infomercial designed to increase its independent sales force. Under its arrangements with Guthy Renker, the Company has financed the loss incurred from the sale of kits sold during the program. In the six months ended June 30, 1997, the Company recorded losses from the sale of kits amounting to $243,603. The Company is in the process of preparing a revised infomercial pursuant to negotiations with Guthy Renker, the producer of the infomercial which may lead to a change in the responsibility for financing any future losses from the sale of kits sold during the program.

         Currently, the Company does not have a line of credit with its existing bank. There is no assurance that the Company will be able to secure a line of credit to finance its operations. Consequently, the Company will be required to raise substantial additional amounts of capital from the sale of its securities to finance its operations. There can be no assurance that additional financing will be available on acceptable terms, if at all.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 1997                     Long Distance Direct Holdings, Inc.

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