Form 10QSB
period 1997-09-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1997-11-12
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending September 30, 1997
        Commission File Number 33-26019-LA


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of September 30, 1997 is 8,967,000.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                        PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       30-Sep
                                                        1997             December 31,
ASSETS                                               (unaudited)            1996
                                                    ------------         -----------
CURRENT ASSETS
   Cash                                             $    206,691         $   962,471
   Accounts receivable (net of allowance for
      doubtful accounts of $720,618 and
      $318,976 respectively)                           4,474,639           1,125,986
   Other current assets                                  713,064             924,431

                                                    --------------------------------
          Total Current Assets                         5,394,394           3,012,888
                                                    --------------------------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                               199,588             156,926
   Computer equipment and software                       500,032             257,108
   Leasehold improvements                                127,335              91,720
                                                    --------------------------------
                                                         826,955             505,754
   Less: accumulated depreciation                        297,404             193,576
                                                    --------------------------------
                                                         529,551             312,178
                                                    --------------------------------

Other Assets                                             161,927             129,623
Officers' Loans                                          206,617             260,735

                                                       6,292,489           3,715,424
                                                    ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                    3,126,873           1,453,796
   Accrued expenses                                    1,012,926             353,681
   Sales and excise taxes payable                        409,493             490,716
                                                    --------------------------------

              Total Current Liabilities                4,549,292           2,298,193
                                                    --------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 8,967,000 shares                     8,967               6,598
   Additional paid in capital                         10,911,338           8,477,420
   Accumulated deficit                                (9,177,108)         (7,066,787)
                                                    --------------------------------

    Total Stockholders' Equity                         1,743,197           1,417,231
                                                    --------------------------------

                                                    $  6,292,489         $ 3,715,424
                                                    ================================

                 See notes to Consolidated Financial Statements

                          LONG DISTANCE DIRECT HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)

                                                    Three Months   Year to Date   Three Months     Year to Date
                                                   Ended 9/30/97      9/30/97     Ended 9/30/96        9/30/96
                                                   -------------   ------------   -------------    ------------
REVENUES                                            $2,930,037      $7,659,350      $1,266,227      $4,229,729

CUSTOMER REBATES AND REFUNDS                             3,250           7,213          12,101          19,690
                                                   ------------------------------------------------------------

NET REVENUES                                         2,926,787       7,652,137       1,254,126       4,210,039

COST OF SERVICES
                                                     2,237,638       5,984,576         927,934       3,067,743
                                                   ------------------------------------------------------------

                Gross Profit                           689,149       1,667,561         326,192       1,142,296
                                                   ------------------------------------------------------------

OPERATING EXPENSES
      Sales and marketing                              168,547         416,669         132,190         448,363
      General and administrative                     1,196,254       3,353,028         478,660       1,855,774
                                                   ------------------------------------------------------------

                Total Operating Expenses             1,364,801       3,769,697         610,850       2,304,137
                                                   ------------------------------------------------------------

LOSS FROM OPERATIONS                                  (675,652)     (2,102,136)       (284,658)     (1,161,841)

OTHER EXPENSES (INCOME)
   Interest expense                                         --           1,164         523,956         589,295
   Interest income                                          --              --          (1,118)         (2,730)
   Initial public offering costs                            --              --              --              --
                                                   ------------------------------------------------------------

               Total Other Expenses (Income)                --           1,164         522,838         586,565
                                                   ------------------------------------------------------------

NET LOSS BEFORE TAX                                  ($675,652)    ($2,103,300)      ($807,496)    ($1,748,406)

State Income Tax                                         7,023           7,023              --              --
                                                   ------------------------------------------------------------
Net Loss after Tax                                    (682,675)     (2,110,323)      ($807,496)    ($1,748,406)
                                                   ============================================================
NET LOSS PER SHARE                                        (.08)          (0.26)           (.20)           (.44)

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED

                                                                 30-Sep-97      30-Sep-96
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        ($2,110,323)   ($1,748,406)

Adjustments to reconcile net loss to
net cash used in operating activities:
     Depreciation and amortization                                  109,608         47,868
     Amortization of note discount
     Imputed interest on personal guarantee
     Financing expenses
     Provision for doubtful accounts                                529,373        180,864

Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                  (3,750,295)      (329,711)
     (Increase) decrease in other current assets                    211,367       (313,936)
     (Increase) decrease  in other assets                           (32,304)        26,610
     Increase in accounts payable                                 1,647,804         42,696
     Increase (decrease) in accrued expenses                        659,245       (339,165)
     Increase (decrease) in sales and excise taxes payable          (81,223)      (236,187)
                                                                ----------     -----------

          Total Adjustments to Net Loss                            (706,425)      (920,961)
                                                                ===========    ===========

                  Net Cash Used in Operating Activities          (2,816,748)    (2,669,367)
                                                                ===========    ===========

CASH FLOWS USED IN INVESTING ACTIVITIES
     Acquisition of property and equipment                         (321,201)       (43,545)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds (payment) of notes payable                            (54,118)      (595,000)
     Proceeds (payment) of related party loans                            0        406,497
     Proceeds from private placement                              2,436,287      3,765,744

                                                                ===========    ===========

                    Net Cash Provided by Financing Activities     2,382,169      3,577,241
                                                                ===========    ===========

NET INCREASE (DECREASE) IN CASH
                                                                   (755,780)       864,329
                                                                ===========    ===========

CASH - Beginning of Period                                          962,471        207,666

CASH - End of Period                                               $206,691     $1,071,995

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of September 30, 1997 and December 31, 1996 and results of its operations and cash flows for the nine month periods ending September 30, 1997 and September 30, 1996.

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

            The following discussion and analysis relates to the financial condition and results of operations of the Company for the two years ended September 30, 1997. The Company has sustained losses for each of the two years due to the lack of working capital to finance adequate levels of marketing expenditure, insufficient revenues and other reasons. The Company effected a recapitalization in October, 1995 in order to be able to improve its liquidity and finance its future expansion by subsequent offerings of shares of its Common Stock. After the recapitalization and through September 30, 1997, the Company raised approximately $8.8 million in cash (net of certain expenses) from the private sale of its Common Stock and converted approximately $1.7 million of its debt into equity, the proceeds of which were used primarily for working capital.

      Historically, the Company has marketed its services through three methods typically employed by sellers and resellers of telephone services: field sales, outbound telemarketing, and direct mail. Beginning in the fourth quarter of 1996, the Company began to utilize other marketing techniques. In particular, the Company has entered into a number of agreements with third parties under which those parties will be primarily responsible, both financially and operationally, for marketing the Company's telecommunications services to their members or customers. The Company test-marketed a televised marketing program in conjunction with Guthy-Renker Distribution, Inc. ("GRD"), which it rolled out in January, 1997, to increase its independent sales force. For the month of September 1997, approximately 56% of the Company's revenues were derived from this marketing program. In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. For the month of September, 1997, approximately 4% of the Company's revenues was derived from this marketing arrangement. In August, 1997, the Company entered into an agreement with Credit Education Center, L.L.C. ("CEC") whereby "CEC" will market LDDI's telephone service in conjunction with its own services. For the month of September, 1997, approximately 9% of the Company's revenues were derived from this agreement.
The Company has established its own in-house telemarketing operation to respond to queries generated from these marketing programs and intends to enter into a number of other marketing agreements with third parties under which those parties will be primarily responsible, both financially and operationally, for marketing the Company's telecommunications services to their members or customers.


Results of Operations

Nine months ended September 30, 1997 as compared to Nine months ended September 30, 1996.

     Gross revenues for the nine months ended September 30, 1997 were $7,659,350 as compared to $4,229,729 for the nine months ended September 30, 1996. The increase in sales is attributable to revenue realized from the Company's new marketing ventures. The Company's televised marketing program generated $1.7 million or 22% of total revenue through the sale of sales agent kits sold during the program and $3.0 million or 40% of total revenue in billed and unbilled telephone service. The Company's arrangement with National Benefits
Consultants, L.L.C. generated $47,000 or 1% of total revenue.

     Revenue for the period ended 9/30/97 includes a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which form a large proportion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company has not received the benefit of these billings. The Company has been in extensive discussions with MCI to resolve these problems both operationally and financially. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly. MCI and the Company have also reached an agreement in principle which is currently in the process of being formalised and under which the Company will forgo the benefit of its unbilled revenue and release MCI from all claims in respect thereof in return for, (i) the waiving by MCI of all, or substantially all, of the Company's shortfall to date under its existing minimum purchase obligations,
(ii) a material reduction of the Company's minimum purchase obligations over the nine months following formalisation of the revised agreement (anticipated to take effect from 1 November, 1997), (iii) certain performance credits under the new purchase obligations, and (iv) reductions in prices charged to the Company by MCI which the Company could not otherwise expect to achieve without an increase in its purchase commitments. These arrangements have not been reflected in the Company's financial statements through 30 September, 1997, and there can be no assurance that they will be contractually concluded either at all or in the terms described above.

      In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc. ("LDDM"), entered into an arrangement with GRD an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under the original contract, the Company was responsible for financing any loss incurred from the sale of sales agent kits sold during the program. In the nine months ended September 30, 1997, the Company recorded losses from the sale of sales agent kits amounting to $330,718. In September, 1997, the Company entered into a five-year agreement with Guthy-Renker Corporation ("GRC"), the parent company of GRD. Under this agreement, which supersedes the contract between LDDM and GRD, GRC has agreed to finance the production of a new infomercial and screen it at its own expense. In addition, GRC is seeking to market the Company's telecommunications services, including paging and voice mail, through a variety of direct marketing channels and programs. In consideration for its responsibilities under the new contract, which will be undertaken without financial recourse to the Company, GRC will be entitled to receive royalties on telecommunications billings generated by the Company from customers introduced by GRC. GRC will also be entitled to subscribe for new common stock in the Company at $2 per share based on the proportion that revenues from customers introduced by it to the Company bears to the Company's total revenues for the two-year period over which such revenues shall be compared.

      The Company has established an in-house telemarketing facility and intends to increase expenditures on direct mail activities. As a result of its new marketing strategies,the Company believes that it is poised for growth in revenue and customer base but there can be no assurance that its marketing ventures will produce or sustain substantial increases in revenue or customer base.

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

      Management believes that the Company's systems, which have been further upgraded in the third quarter of 1997 to provide quicker response times for the customer service and collections functions, are capable of supporting the anticipated growth in the Company's revenues. Management has also recently enhanced its MIS department, and will continue to do so, in order to take full advantage of the marketing agreements into which it has entered and is proposing to enter. There can be no assurance, however, that the Company's systems will be capable of handling the growth, if any, experienced from these agreements.

      Gross profit was $1,667,561 and $1,142,296 for the nine months ended September 30,1997 and 1996, respectively. As a percentage of net sales, the gross profit margins for the nine months ended September 30, 1997 and 1996 were 22% and 27%, respectively. This decrease is mainly attributable to a loss incurred with relation to the sale of sales agent kits sold through the Company's televised marketing program.

      Effective March 1, 1997, the Company entered into a new four-year contract tariff with AT&T - which supersedes its contract dated September 1, 1995 - for the supply of inbound and outbound telephone service. The Company's minimum quarterly purchase requirement remains constant at $1,200,000 in years one to three and increases to $1,475,000 in year four. (This quarterly purchase requirement of $1,200,000 is unchanged from the Company's obligation under its previous contract with AT&T dated September 1, 1995.). Failure to achieve the minimum will require payment of the shortfall by the Company. The Company has not met its minimum purchase requirements for the first nine months of 1997. The Company believes that it has been prevented from meeting its commitments partially because new accounts have been sent to AT&T for provisioning since January 1, 1997 but have not yet been confirmed to LDDI's service. The Company has addressed this issue with AT&T who has agreed to research the problem. Although the Company has not met its minimum purchase requirements, there are provisions for any current shortfall to be made good by future usage in excess of the minimum commitments since AT&T assesses the Company's shortfall on the annual anniversary date of the contract. There can be no assurance that the Company will achieve future excess usage in sufficient amounts to offset the current shortfalls. Under the contract tariff, the Company is obligated to make payments equal to its minimum purchase requirement for the outstanding term of the agreement if there is an early termination thereof. The Company has received more favorable pricing from AT&T on both domestic and international usage under the new contract. In addition, AT&T has agreed to issue a credit waiving the entire cumulative shortfall charged under the previous contract (approximately $2.3 million as of December 31, 1996, none of which has been reflected in the Company's financial statements included herein) within thirty days after the Company discharges its past due obligation to AT&T. As of June 2, 1997, the Company satisfied its past due obligation and AT&T has agreed to issue the Company a credit waiving the entire shortfall balance in the amount of $2.3 million. The Company is currently in discussion with AT&T for either an amendment to the existing contract, under which the Company would receive more favorable pricing or a reduced purchase commitment, or the termination of the existing contract without penalty. In either case, the Company would be released from any shortfalls to date arising from its minimum purchase obligations in exchange for releasing AT&T from any liability arising from its failure to provision accounts sent to it by the Company during 1997. There can be no assurance that the discussions will result in the outcomes described above.

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

      The objective of the ramp period is to afford the Company time to build up its customer base at the beginning of the contract term. During the first eight months of the ramp period, the Company had no minimum purchase obligations. During the ninth through twelfth months, the Company was obliged to purchase $250,000 of usage per month; during the thirteenth through fifteenth months, $500,000; during the sixteenth through eighteenth month, $750,000; and during the thirty month service period $1,000,000 per month. The Company has not met its minimum purchase requirements for the first nine months of 1997. Under the MCI agreement, the Company is charged for shortfall in an amount equal to 15% of the difference between the Company's actual monthly usage and its monthly commitment. However, at the end of each quarter, if the Company's quarterly actual usage exceeds its quarterly commitment, the Company is entitled to receive a credit for any shortfall charges billed for the previous quarter.

     The Company believes that it has been prevented from meeting its commitments because certain new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, the Company has not received the benefit of these accounts. The Company has been in extensive discussions with MCI to resolve these problems both operationally and financially. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly. MCI and the Company have also reached an agreement in principle which is currently in the process of being formalised and under which the Company will forgo the benefit of its unbilled revenue and release MCI from all claims in respect thereof in return for (i) the waiving by MCI of all, or substantially all, of the Company's shortfall to date under its existing minimum purchase obligations, (ii) a material reduction of the Company's minimum purchase obligations over the nine months following formalisation of the revised agreement (anticipated to take effect from 1 November, 1997), (iii) certain performance credits under the new purchase obligations, and (iv) reductions in prices charged to the Company by MCI which the Company could not otherwise expect to achieve without an increase in its purchase commitments. During the first three months following the proposed effective date of the proposed revised arrangements, the Company's minimum purchase obligations will be $200,000 per month; during the second three months, the minimum purchase obligations will be $300,000 per month, and during the third three month period, the minium purchase obligations will be $500,000 per month; for the remaining fifteen months the minimum purchase obligations will be $1,000,000 per month. The provisions for shortfalls under the revised arrangements will remain as described above in respect of the existing arrangements. These arrangements have not been reflected in the Company's financial statements through 30 September, 1997, and there can be no assurance that they will be contractually concluded either at all or in the terms described above.

     The Company estimates that, in order to meet its combined annual commitments to AT&T and MCI under the existing contracts with those companies, it must bill its customers approximately $25 million (annually) at the current gross profit margin level of 30%. If the proposed arrangements with MCI are confirmed and if the discussions with AT&T are concluded without amendment to, or cancellation of, the existing minimum purchase obligations with that company, the Company's annualised sales levels to its customers, at the current gross profit level of 30%, would need to be at the rate of $10 million per annum for the three months ending 31 January, 1998; $12.0 million per annum for the three months ending 30 April, 1998; $15.5 million per annum for the three months ending 31 July, 1998; and $24 million per annum thereafter. If the proposed arrangements with MCI are confirmed, and if the discussions with AT&T result in the termination of the Company's obligations to AT&T, the annualised sales levels needed to meet the Company's obligations to MCI would, for the periods specified above, be $3.5 million per annum, $5.0 million per annum, $8.5 million per annum and $17 million per annum, respectively.

      Sales and marketing expenses were $416,669 and $448,363 for the nine months ended September 30, 1997 and 1996 respectively. As a percentage of gross sales, sales and marketing expenses decreased from 11% for the nine months ended September 30, 1996 to 5% for the nine months ended September 30, 1997. The percentage decrease is attributable to limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1997, in particular to the relationships with third parties who are responsible for marketing the Company's services. The Company plans to continue to utilize outbound telemarketing firms on a limited basis in conjunction with its other marketing strategies. The Company has established its own in-house telemarketing facility and also utilizes direct mail to obtain new customers.

      General and administrative expenses were $3,353,028 and $1,855,774 for the nine months ended September 30, 1997, and 1996, respectively. As a percentage of gross sales, general and administrative expenses for the nine months ended September 30, 1997 and 1996 were 44% and 44% respectively. The principal elements which comprise general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales, including payroll and related administrative costs, and legal and accounting fees. In addition, costs were incurred in 1997 to purchase additional insurance for Director's & Officer's liability coverage. In 1997, the Company incurred heavier costs for regulatory compliance when compared to the third quarter of 1996 as a result of the Company's attempt to seek certification to provide local service in each state. The Company incurred costs in 1997 to establish a relationship with a public relations firm.

     Interest expense for the nine months ended September 30, 1997 and 1996 was $1,164 and $586,565 respectively. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in turn for such shareholder making a loan of $500,000 to the Company. Interest expense in the amount of $495,000 was recorded as a result of this transaction. This loan was converted to equity at 9/30/96. In addition, for the nine months ended September 30, 1996, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity. Currently, the Company has no outstanding debt.

     The Company's accounts receivable balance increased from $1.1 million at December 31, 1996 to $4.4 million at September 30, 1997 (net of reserve for bad debt of $0.3 million and $.7 million at December 31, 1996 and September 30, 1997, respectively). This significant increase is attributable to an unbilled receivable from its customers of $1.7 million at September 30, 1997. This receivable is matched by a corresponding payable of $1.2 million which represents related carrier costs payable to MCI with respect to this receivable and by other accruals aggregating $.3 million in respect of direct costs that would have been incurred if the revenue in question had been billed by the Company as at September 30, 1997. The receivable, payable, and accruals are in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which form a significant proportion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company has not yet received the benefit of these billings. The Company has been in extensive discussions with MCI to resolve these problems both operationally and financially. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly. MCI and the Company have also reached an agreement in principle which is currently in the process of being formalised and under which the company will forgo the benefit of its unbilled revenue and release MCI from all claims in respect thereof in return for (i) the waiving by MCI of all, or substantially all, of the Company's shortfall to date under its existing minimum purchase obligations, (ii) a material reduction of the Company's minimum purchase obligations over the nine months following formalisation of the revised agreement (anticipated to take effect from 1 November, 1997), (iii) certain performance credits under the new purchase obligations, and (iv) reductions in prices charged to the Company by MCI which the Company could not otherwise expect to achieve without an increase in its purchase commitments. These arrangements have not been reflected in the Company's financial statements through 30 September, 1997, and there can be no assurance that they will be contractually concluded either at all or in the terms described above.

     A majority of the remaining receivable of $2.7 million (net of reserve for bad debt of $.7 million) is represented by the Company's receivable from its customers at September 30, 1997. Customer payments are due to the Company upon receipt of the invoice; however, in the Company's experience, approximately 80% of its receivable with respect to one billing period is satisfied within a 60 day period with a majority of the remaining balance satisfied within the next 30 days - with the exception of bad debt which averages approximately 4.0% of monthly billing. Accordingly, at September 30, 1997, the Company had collected approximately 80% of its July 1997 billing (June usage), 62% of its August billing (July usage), and 12% of its September billing (August usage). The Company utilizes in-house collection efforts such as dunning letters and collection calls to mitigate bad debt. In addition, external sources such as collection agencies and legal firms are utilized to further minimize its bad debt experience.

     Paid in capital increased from $8.4 million at December 31, 1996 to $10.9 million at September 30, 1997 due to capital raised in the first four months of 1997 - net of certain expenses.

     The Company incurred a net loss of $2,110,323 for the nine months ended September 30, 1997 compared to a net loss of $1,748,406 for the nine months ended September 30, 1996.

Three months ended September 30, 1997 compared to Three months ended September 30, 1996

     Gross revenues for the three months ended September 30, 1997 were $2,930,037 as compared to $1,266,227 for the three months ended September 30, 1996. The increase in sales is attributable to revenue realized from the Company's new marketing ventures. The Company's televised marketing program generated $538,534 or 18% of total revenue through the sale of sales agent kits sold during the program and $1,574,222 or 54% of total revenue in billed and unbilled telephone sales. The Company's arrangement with National Benefits Consultants, L.L.C. generated $45,357 or 1% of total revenue.

      Revenue for the three months ended 9/30/97 includes a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since 1/1/97 and processed through MCI and which form a large proportion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company has not received the benefit of these billings.
The Company has been in extensive discussions with MCI to resolve these problems both operationally and financially. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly. MCI and the Company have also reached an agreement in principle which is currently in the process of being formalised and under which the Company will forgo the benefit of its unbilled revenue and release MCI from all claims in respect thereof in return for (i) the waiving by MCI of all, or substantially all, of the Company's shortfall to date under its existing minimum purchase obligations, (ii) a material reduction of the Company's minimum purchase obligations over the nine months following formalisation of the revised agreement (anticipated to take effect from 1 November, 1997), (iii) certain performance credits under the new purchase obligations, and (iv) reductions in prices charged to the Company by MCI which the Company could not otherwise expect to achieve without an increase in its purchase commitments. These arrangements have not been reflected in the Company's financial statements through 30 September, 1997, and there can be no assurance that they will be contractually concluded either at all or in the terms described above.

      Gross profit was $689,149 and $326,192 for the three months ended September, 1997 and 1996, respectively. As a percentage of net sales,the gross profit margins for the three months ended September 30, 1997 and 1996 were 24% and 26%, respectively. This decrease is mainly attributable to a loss incurred with relation to the sale of sales agent kits sold through the Company's televised marketing program.

      Sales and marketing expenses were $168,547 and $132,190 for the three months ended September 30, 1997 and 1996 respectively. As a percentage of gross sales, sales and marketing expenses decreased from 10% for the three months ended September 30, 1996 to 6% for the three months ended September 30, 1997. The percentage decrease is attributable to limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1997 in particular to the relationships with third parties who are responsible for marketing the Company's services. The Company plans to continue to utilize outbound telemarketing firms on a limited basis in conjunction with its other marketing strategies. The Company has established its own in-house telemarketing facility and also utilizes direct mail to obtain new customers.

      General and administrative expenses were $1,196.254 and $478,660 for the three months ended September 30, 1997, and 1996 respectively. As a percentage of gross sales, general and administrative expenses for the three months ended September 30, 1997 and 1996 were 41% and 38% respectively. The principal elements which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales. Costs which increased from their 1996 levels include payroll and related administrative costs, and legal and accounting fees. In addition, costs were incurred in 1997 to purchase additional insurance for Director's & Officer's liability coverage. In 1997, the Company incurred heavier costs for regulatory compliance when compared to the third quarter of 1996 as a result of the Company's attempt to seek certification to provide local service in each state. The Company incurred costs in 1997 to establish a relationship with a public relations firm.

      Interest expense for the three months ended September 30, 1997 and 1996 was $0 and $522,838 respectively. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in turn for such shareholder making a loan of $500,000 to the Company. Interest expense in the amount of $495,000 was recorded as a result of this transaction. This loan was converted to equity at 9/30/96. In addition, for the three months ended September 30, 1996, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into in 1994 to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity. Currently, the Company has no outstanding debt.

      The Company incurred a net loss of $682,675 for the three months ended September 30, 1997 compared to a net loss of $807,496 for the three months ended September 30, 1996.

Liquidity and Capital Resources

      The Company effected a recapitalization in October, 1995 which subsequently enabled it to undertake private placements of its common stock throughout 1995, 1996 and 1997. Since October, 1995, the Company has financed its operations primarily through the sale of its common stock. In addition to selling shares of its common stock to provide required working capital, and as part of the recapitalization, a majority of the Company's loans which had been outstanding at December 31, 1994 were either repaid or converted to equity in 1995 and 1996. After the recapitalization and through September 30, 1997, the Company converted approximately $1.7 million of its debt into equity, and raised approximately $8.8 million in cash (net of certain expenses) from the private sale of its common stock, the proceeds of which were used primarily for working capital. In the third quarter of 1996, litigation relating to a buy out of two former partners was settled, and, as a result, the corresponding actual and contingent indebtedness was cancelled. As a result of the private placements effected during 1996, the Company finished the year with net current assets of $975,000 and total net assets of $1.4 million, as against net current liabilities of $3.4 million and a deficiency of assets of $3.2 million at December 31, 1995. At September 30, 1997 the Company had working capital of $845,102 compared to $975,000 at December 31, 1996.

      The Company has never made a profit since inception in November, 1991. The Company has sustained operating losses of $1,052,236, $1,096,125 and $1,661,320 for the fiscal years ended December 31, 1994, 1995 and 1996, respectively, and sustained an operating loss of $2.1 million for the nine months ended September 30, 1997. As of September 30, 1997, the Company had an accumulated deficit of $9.1 million. The Company has historically used substantial amounts of cash in operations including $2.8 million for the first nine months of 1997. The Company's expected expanded sales and marketing efforts could result in significantly higher operating losses in the future. The Company's trend of incurring operating losses is likely to continue until its revenues reach certain levels materially higher than any achieved to date. There can be no assurance that the Company will not continue to experience operating losses in the future or that the Company's revenues will reach such levels.

      Under its existing contractual arrangements, the Company is obligated to meet minimum purchase requirements with AT&T and MCI. The Company's existing contract with AT&T requires the Company to purchase $1,200,000 per quarter in usage in years one to three beginning in March of 1997 and $1,475,000 per quarter in usage in year four. The Company has not met its minimum purchase requirements for the first nine months of 1997. The Company believes that it has been prevented from meeting its commitments partially because new accounts have been sent to AT&T for provisioning since January 1, 1997 but have not yet been confirmed to LDDI's service. The Company has addressed this issue with AT&T who has indicated that it is researching the problem. Although the Company has not met its minimum purchase requirements, there are provisions for any current shortfall to be made good by future usage in excess of the minimum commitments since AT&T assesses the Company's shortfall on the annual anniversary date of the contract. There can be no assurance that the Company will achieve future excess usage in sufficient amounts to offset the current shortfalls. The Company is currently in discussion with AT&T for either an amendment to the existing contract, under which the Company would receive more favorable pricing or a reduced purchase commitment, or the termination of the existing contract without penalty. In either case, the Company would be released from any shortfalls to date arising from its minimum purchase obligations in exchange for releasing AT&T from any liability arising from its failure to provision accounts sent to it by the Company during 1997. There can be no assurance that the discussions will result in the outcomes described above.

      Under its existing contract with MCI, the Company has a minimum purchase obligation of $3,000,000 per quarter beginning in September of 1997 when the 18 month ramp-up period has expired. Failure to achieve these minimums will require payment of the shortfall by the Company. The Company has not met its minimum purchase requirements for the first nine months of 1997. Under the existing MCI agreement, the Company is charged for shortfall in an amount equal to 15% of the difference between the Company's actual monthly usage and its monthly commitment. However, at the end of each quarter, if the Company's quarterly actual usage exceeds its quarterly commitment, the Company is entitled to receive a credit for any shortfall charges billed for the previous quarter.

      The Company believes and has contended to MCI that it has been prevented from meeting its commitments because certain new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, the Company has not yet received the benefit of these accounts.


      The Company estimates that, in order to meet its combined annual commitments to AT&T and MCI under the existing contracts with those companies, it must bill its customers approximately $25 million (annually) at the current gross profit margin level of 30%. If the proposed arrangements with MCI are confirmed and if the discussions with AT&T are concluded without amendment to, or cancellation of, the existing minimum purchase obligations with that company, the Company's annualised sales levels to its customers, at the current gross profit level of 30%, would need to be at the rate of $10 million per annum for the three months ending 31 January, 1998; $12.0 million per annum for the three months ending 30 April, 1998; $15.5 million per annum for the three months ending 31 July, 1998; and $24 million per annum thereafter. If the proposed arrangements with MCI are confirmed, and if the discussions with AT&T result in the termination of the Company's obligations to AT&T, the annualised sales levels needed to meet the Company's obligations to MCI would, for the periods specified above, be $3.5 million per annum, $5.0 million per annum, $8.5 million per annum and $17 million per annum, respectively.

      The Company began to market its services through media advertising in January of 1997 by broadcasting a thirty-minute infomercial designed to increase its independent sales force. Under its then current arrangement with GRD, the producer of the infomercial, the Company has financed the loss incurred from the sale of sales agent kits sold during the program. For the nine months ended

September 30, 1997, the Company recorded losses from the sale of sales agent kits amounting to $330,718. In September, 1997, the Company entered into a five-year agreement with Guthy-Renker Corporation ("GRC"), the parent company of GRD. Under this agreement, which supersedes the contract between LDDM and GRD, GRC has agreed to finance the production of a new infomercial and screen it at its own expense. In addition, GRC is seeking to market the Company's telecommunications services, including paging and voice mail, through a variety of direct marketing channels and programs. In consideration for its responsibilities under the new contract, which will be undertaken without financial recourse to the Company, GRC will be entitled to receive royalties on telecommunications billings generated by the Company from customers introduced by GRC. GRC will also be entitled to subscribe for new common stock in the Company at $2 per share based on the proportion that revenues from customers introduced by it to the Company bears to the Company's total revenues for the two-year period over which such revenues shall be compared.

      Until the Company's revenues reach certain levels materially higher than any achieved to date, as to which there can be no assurance, the Company will be required to raise substantial additional amounts of capital from the sale of its securities to finance its operations. There can be no assurance that additional financing will be available on acceptable terms, if at all.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1997                   Long Distance Direct Holdings, Inc.

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