Form 10KSB
period 1997-12-31
LONG DISTANCE DIRECT HOLDINGS INC
filed 1998-06-19
CIK 844063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM __________ TO __________.

                           COMMISSION FILE NO. 0-22591

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ____   No__X__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer had revenues of $8,452,731 for the fiscal year ended December 31, 1997.

The aggregate market value of the voting stock held by non-affiliates of the issuer, based on the average of the closing bid and asked prices of the issuer's Common Stock in the over-the-counter market as reported by the OTC Bulletin Board on May 31, 1998, was approximately $4,950,000.

As of May 31, 1998, 9,350,924 shares of Common Stock, $.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Long Distance Direct Holdings, Inc., (the "Company"), which was formerly known as Golden Ark Inc.,was originally formed as a "blank-check" company (a company formed specifically to seek a merger or acquisition candidate with whom it can merge or whom it can acquire). Golden Ark, Inc. became a public company on August 28, 1989 and remained inactive until October 6, 1995, when it acquired all of the outstanding stock of Long Distance Direct, Inc. ("LDDI") and LDDI became a wholly owned subsidiary of Golden Ark Inc. LDDI is a New York corporation which was formed in 1991 for the purpose of acting as the general partner of Long Distance Direct L.P. ("LDDLP" or the "Partnership"), a New York limited partnership formed at the same time for the purpose of carrying on the business of a non-facilities-based reseller of long-distance telephone service.

         After its acquisition of LDDI, Golden Ark, Inc. changed its name to Long Distance Direct Holdings, Inc. ("LDD Holdings"). In May, 1996, LDDH Holdings formed Long Distance Direct Marketing, Inc., a New York corporation ("LDDM"), as a wholly-owned subsidiary for the purpose of producing and marketing a televised infomercial designed to recruit additional independent sales representatives. References herein to the Company, to LDDI or to LDDM shall mean LDD Holdings, LDDI and LDDM collectively unless the context otherwise requires. The financial statements included elsewhere herein relate to the business which was known as LDDLP prior to the acquisition of LDDLP by LDDI and the subsequent acquisition of LDDI by LDD Holdings.

         The Company's offices are located at One Blue Hill Plaza, Pearl River, New York 10965. The Company's telephone number is 914-620-0765.

GENERAL

         LDDI is a non-facilities-based, or "switchless" reseller of outbound and inbound long distance telephone, teleconferencing, cellular long distance and calling card services to small and medium-sized commercial customers and residential subscribers. All of the services sold by the Company are currently provided by MCI Telecommunications Corporation ("MCI") and AT&T Corporation ("AT&T"). The Company, through its LDDI subsidiary, has agreements with MCI and AT&T to purchase a minimum level of long distance telephone service at discounted bulk rates which are lower than rates LDDI's customers are able to obtain for themselves due to insufficient call volume. The Company signs up customers and provisions them onto the network of MCI or AT&T, which provide the actual transmission service. The Company does not own or lease any telephone equipment or participate in the call completion process. Provision of the service to the customer requires no equipment installation or modification on the customer's premises; all action to provide the service takes place within the local and inter-exchange carriers. The customer retains its existing telephone numbers and incurs no expense in making the decision to switch to the services of the Company.

         The Company is in default under its contract with MCI for failing to pay underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its existing minimum purchase obligations. The Company is also in default under its MCI contract for non payment of fees for telephone services in the approximate amounts of $2.6 million and $4.0 million as of December 31, 1997 and May 31, 1998, respectively.

         The Company believes that it was prevented from meeting its minimum purchase obligations in part because up to 20,000 new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, were not, in practice, activated onto the Company's network. The Company has been in extensive discussions with MCI to resolve these operational and financial problems. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly.

         MCI has a contractual right to terminate the Company's service for non-payment which, if exercised, would result in a loss of telephone service to the Company's customer base and would materially adversely affect the Company's ability to continue its operations. The Company is currently sending daily payments to MCI to prevent interruption of service and is also seeking alternate carriers to supplement its arrangement with MCI. Although the Company is currently negotiating the terms of a payment plan and other changes to the contract, as described below, there can be no assurance that MCI will continue such negotiations or that MCI will not terminate service for non-payment and seek to enforce its lien on the Company's receivables and other assets.

         MCI and the Company have reached an agreement in principle which is currently in the process of being formalized under which the Company will forgo the benefit of its unbilled revenue from the new customers MCI failed to activate onto the Company's network (which has therefore been excluded from the Company's 1997 revenues) in return for, (i) the waiver by MCI of the entire amount of the Company's liability for underutilization charges (approximately $736,000 as of December 31, 1997 and $929,000 as of May 31, 1998) under its existing minimum purchase obligations, (ii) a material reduction in the Company's minimum purchase obligations over the nine months following formalization of the revised agreement (anticipated to take effect in the second quarter of 1998), (iii) certain performance credits under the new minimum purchase obligations, (iv) reductions in prices charged to the Company by MCI for telephone services which the Company could not otherwise expect to achieve without an increase in its minimum purchase obligations and (v) the issuance by the Company of a promissory note to MCI, to be guaranteed by one or more of the Company's principal shareholders, for the payment over 24 months of the balance outstanding of the Company's liability to MCI for usage of the latter's services (approximately $4.0 million as of May 31, 1998) after the waiver of all liability for failure to meet existing minimum purchase obligations. There can be no assurance that the proposed arrangements with MCI will be consummated on the terms described or at all, nor can there be any assurance that if consummated, the Company will be able to make timely payments on its proposed promissory note to MCI or otherwise fulfill its obligations to MCI.

         In April, 1998, the Company requested that AT&T terminate its contract and AT&T has agreed in principle to release the Company from its current contractual obligations and to waive all penalties for failure to meet minimum purchase requirements (approximately $2,600,000 for 1997) and termination liabilities upon discharge of the Company's outstanding liability to AT&T for telephone services (approximately $500,000 at December 31, 1997). The Company has promised to pay the $500,000 liability to AT&T in twelve equal payments pursuant to a non-interest bearing promissory note that is to be personally guaranteed by two of the Company's officers. There can be no assurance that the proposed arrangement with AT&T will be consummated on the terms described above or at all, nor can there be any assurance that the Company will be able to make timely payments on its proposed promissory note to AT&T. Should the Company fail to make timely payments on its proposed promissory note to AT&T or otherwise be in default under its proposed arrangement with AT&T, the Company may also be liable for the entire amount of all shortfall penalties proposed to be waived by AT&T. The Company has agreed with AT&T that any customers which the Company has not migrated off the AT&T network by April, 1998, could be transferred by AT&T to its own network. As of June, 1998 the Company still had approximately 1,700 customers on the AT&T network which AT&T has not yet transferred to its own network. Should the Company fail to migrate these customers, their service will be interrupted or AT&T will transfer such customers to its own network.

         Both MCI and AT&T hold liens on the Company's receivables and assets in lieu of security deposits.

MARKETING AND SALES

         The Company markets its services utilizing various channels of distribution. Historically, the Company has marketed its services through three methods typically employed by sellers and resellers of telephone services: field sales, outbound telemarketing, and direct mail. Beginning in the fourth quarter of 1996, the Company began to change its strategy by adding other marketing techniques. In particular, the Company entered into a number of agreements with third parties under certain of which those parties will be primarily responsible, both financially and operationally, for marketing the Company's telecommunications services to their members or customers. The Company, in conjunction with Guthy-Renker Distribution, Inc., began marketing through a televised marketing program designed to increase its independent sales force. In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. During the first quarter of 1998, the Company entered into marketing agreements with Popular Club Plan ("PCP"), a subsidiary of J. Crew Group, Inc., New Media Telecommunications, Inc. ("NMTI") and various network marketing companies, direct response marketers and affinity groups pursuant to which these entities have agreed to market the Company's services to their customers or members in consideration for commissions based upon revenues generated by these marketing programs. In order to respond to inquiries generated by these marketing programs, the Company has begun to establish its own in-house telemarketing operation. These marketing programs represent the key element in the Company's strategy to achieve growth in revenue and customer base, but there can be no assurance that this growth will be achieved.

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

         In order to procure the advantages of sales generated by independent representatives without the drawback of high turnover of personnel, the Company conceived the idea of recruiting independent representatives in large numbers through paid television programming, and to mitigate the cost of recruitment by requiring the new representatives to pay a modest sum to purchase a sales kit and the right to become independent sales representatives of the Company. The method chosen to achieve this objective was the infomercial, a paid television program used extensively by the direct marketing industry.

         To this end, the Company, through its wholly-owned subsidiary, Long Distance Direct Marketing Inc, entered into a contract in May 1996, with Guthy-Renker Distribution Inc. ("Guthy-Renker"), an infomercial producer and promoter in the United States, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under this contract, the Company was responsible for financing the cost of production of the infomercial program, while Guthy-Renker was responsible for financing both the cost of media and the costs of fulfilling the orders procured by the infomercial. The Company entered into a new contract with Guthy-Renker Corporation ("GRC") dated October 1, 1997 which provides for the marketing and distribution of the Company's services by GRC through direct response programming including a second infomercial produced by GRC. Under this new contract, which supersedes the prior contract, (i) GRC is responsible for financing the cost of production of the second infomercial, the cost of media and the cost of fulfilling the orders procured by the second infomercial; (ii) the Company is obligated to pay GRC a royalty of 5% (subject to adjustment in the event of material changes affecting the rates charged by the Company's telecommunications providers or other costs incurred by the Company in providing its services) of cash receipts, net of sales, excise or similar taxes, from long distance telephone billings to customers generated by the second infomercial, and a royalty of 2% of cash receipts, net of sales, excise and similar taxes, from long distance telephone billings to customers generated by the first infomercial; (iii) in any month in which GRC has introduced at least 9,000 new customers to the Company, the Company is obligated to make a royalty payment to GRC in an amount of not less than $30,000; (iv) the Company is obligated to grant GRC an option to purchase, at a price of $2.00 per share, a number of shares of the Company's Common Stock equal to a percentage (determined by reference to the proportion that revenues from customers introduced to the Company by GRC bear to the Company's total revenues for the period immediately preceding the date on which GRC determines that the calculation is to be made) of the total number of shares of Common Stock outstanding (including as outstanding for this purpose, shares issuable upon exercise or conversion of all options, warrants or convertible securities then outstanding and exercisable at an exercise price not in excess of the then current market price of the Company's Common Stock) as of the date on which the calculation is to be made; (v) the option is not exercisable for at least 18 months after the commencement of the new contract, except in certain specified events, the principal of which is the acquisition of the Company by a third party; and (vi) the Company is obligated to grant registration rights to GRC with respect to the shares of Common Stock issuable upon exercise of the option granted to GRC.

         The Company test marketed the first infomercial in late 1996 and rolled it out in January, 1997. This infomercial generated approximately $2.5 million in usage revenue in 1997 but partially as a result of the software problems within MCI described above did not generate the level of revenue anticipated by management. The second infomercial, the format of which was different than the first infomercial, was test marketed in September, 1997 but did not generate positive results and was not rolled out.

         The new contract with GRC allowed the Company to produce and finance its own infomercial if the GRD-produced infomercial failed to generate positive results. As a result, the Company financed and produced a third infomercial - the format of which is similar to that of the first infomercial - which first aired in May of 1998. There can be no assurance that this infomercial will generate results similar to those of the first infomercial. In addition, there can be no assurance that the Company will have sufficient capital to promote the third infomercial.

NATIONAL BENEFITS CONSULTANTS

         In January 1997, the Company signed an agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC agreed to market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. NBC was established in order to review costs and expenses incurred by clients of Deloitte & Touche LLP, initially in the medical expenses field but subsequently on a wider basis, and to make recommendations for alternate sourcing of certain products and services so as to reduce the cost burden on those clients.

         The agreement with NBC (the "NBC Agreement"), which is mutually exclusive and which runs to December 31, 2001, provides that LDDI will supply a full range of telecommunications services to companies and businesses introduced to it by NBC. In respect of billings to such companies and businesses, NBC is entitled to compensation not exceeding 10% of cash receipts therefrom, net of taxes. Additionally, the Company granted NBC an option to purchase up to 20% of the Company's total outstanding shares (calculated on a fully diluted basis subject to certain specified exceptions) at a price of $3.00 per share as of the date the option was granted, which price was subsequently reduced to $1.00 per share pursuant to an amendment to the NBC Agreement dated May 14, 1998. The actual percentage that may be purchased under this option will be determined by reference to the proportion that revenues from customers introduced by NBC bear to LDDI's total revenues for the twenty four months prior to exercise of the option, provided however, that the right to exercise the option has been immediately vested as to 10% of the Company's total outstanding shares (calculated on a fully diluted basis subject to certain specified exceptions), pursuant to the amendment to the NBC Agreement, subject to the requirement that it must be exercised within 24 months of such vesting. The balance of the option may not be exercised prior to thirty months from the date of the agreement except in certain specified circumstances, the principal of which is any acquisition of the Company by a third party. In January 1997, LDDI entered into a referral agreement expiring December 31, 2001 with NBC whereby LDDI will receive a percentage compensation from NBC for those LDDI customers who purchase NBC services. There can be no assurance that NBC will be successful in selling LDDI's services pursuant to the agreement.

SERVICES PROVIDED

AT&T

         Under its contract with AT&T, the Company is authorized to sell outbound and inbound long distance service. The Company intends to terminate its contract with AT&T on or before June 30, 1998 and to migrate its customers to MCI or other service providers in order to obtain more favorable pricing. See "Arrangements with Providers."

MCI

         Under its contract with MCI, the Company is authorized to resell various MCI services, including outbound long-distance and local long distance, inbound long distance, calling cards, debit cards, teleconferencing and MCI enhanced services. Under the calling card arrangements, customers may access the Company's network either through an 800-number or through "zero Plus" dialing. Provisioning of customers onto the MCI network is done directly by the Company in conjunction with the local exchange carriers.

         The MCI contract permits resale to both the commercial and the residential markets. Furthermore, the pricing of the MCI contract makes residential sales a realistic and financially attractive proposition. Finally, the Company is able to offer its customers the alternative of billing through their local exchange carrier. This is believed to be important in relation to the residential market, which is considered to be less willing than the commercial market to receive separate monthly long distance bills.

         The Company is currently in default under its MCI contract and is currently negotiating a payment plan and certain changes to such contract. See "Arrangements with Providers."

SUPPLY OF SERVICE

         Neither the outbound service nor the inbound service provided on the MCI network requires any equipment installation or modification on the customer's premises; all action to provide the service takes place within the local and inter-exchange carriers. The customer retains its existing telephone numbers and incurs no expense in making the decision to switch to the Company's service. The Company provides its customers with services at a price which management believes, because of the average customer's calling volume, would generally be unavailable to such customers.

         The Company's administrative and accounting systems are structured to address the two principal areas of activity in the Company's business and their financial and operational interface: the sales division and the customer account base. With various sources of new orders, management believes that the continued development and structural integrity of the business depends on fundamentally sound administrative and operating systems. In recognition of this, the Company's management from the outset established a computerized database under the direction of an outside computer consultant and has recently enhanced its systems department in anticipation of increased levels of sales. This database records and tracks all new sales activity to enable monthly commission statements to be generated, and to respond to all personnel questions. Additionally, the database records and implements all activity from order entry through submission of orders to the local exchange carriers to production of the data needed to effect monthly accounting reconciliations. It also records all customers, together with their sales representative or other introductory source attribution, and allows both direct electronic interface with the Company's external billing agency for billing and collection purposes and for internal interrogation for customer service purposes.

         To support this function, LDDI has established computer-based operating procedures that track each new customer through its provisioning sequence with the local exchange carriers, enabling LDDI to respond systematically and promptly to the reports generated by the local exchange carriers on provisioning progress. In addition, LDDI operates a customer service function as well as a dedicated credit control function. Insofar as the Company is marketing services that are available from a wide range of alternative suppliers, the high level of customer service that it can offer is an area in which management believes the Company can outperform its competitors. In this regard, as evidence of its responsive administrative systems, the Company has a policy of calling its customers on a rotating basis to establish the level of their satisfaction with the Company's service and to identify and attend to any additional needs that they might have.

         The Company entered into an agreement with Digital Communications of America Inc. ("DCA") in April, 1996 under which DCA provides billing services to the Company in respect of MCI service. The Company has also signed an agreement with MCI which allows the Local Exchange Carrier to bill and collect on behalf of the Company. The Company may also in the future consider employing its own billing personnel if and when it believes that the financial benefits of so doing will outweigh the practical difficulties involved.

         The Company's overall operational strategy is based on management's belief that the sales function is highly dependent upon the strongest possible administrative support. The lack of such support would result in a failure to motivate and retain sales people or respond to the needs of the outside marketing partners, agencies, customer dissatisfaction, and the loss of revenues through inefficiencies and inattention. Management believes that the Company's attention to this area of its operations distinguishes it from much of its competition.

ARRANGEMENTS WITH PROVIDERS

MCI

         On March 1, 1996 the Company, through its LDDI subsidiary, signed an individually negotiated contract with MCI under which the Company is authorized to resell various MCI services, including outbound long-distance and local long distance, inbound long-distance, calling cards, debit cards, teleconferencing and MCI enhanced services. The contract, which was amended in September 1996, February, 1997, and April, 1997, superseded a prior contract signed August 1995 under which MCI was unable to provide service as a result of software problems between MCI and the local exchange carriers. This new contract, which requires higher minimum purchase levels than the prior contract but affords better prices, including more favorable pricing on international usage, was subject to an 18 month ramp period commencing April, 1996 followed by a 30 month service period. The objective of the ramp period was to afford the Company time to build up its customer base at the beginning of the contract term. During the first eight months of the ramp period, the Company had no minimum purchase obligations. During the ninth through twelfth months, the Company was obliged to purchase $250,000 of usage per month; during the thirteenth through fifteenth months, $500,000; during the sixteenth through eighteenth month, $750,000; and during the thirtieth month service period $1,000,000 per month. Under the MCI contract, the Company was liable to be charged for shortfall in an amount equal to 15% of the difference between the Company's actual monthly usage and its monthly purchase obligations.

         The Company is in default under its contract with MCI for failing to pay underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its existing minimum purchase obligations. The Company is also in default under its MCI contract for non payment of fees for telephone services in the approximate amounts of $2.6 million and $4.0 million as of December 31, 1997 and May 31, 1998, respectively.

         The Company believes that it was prevented from meeting its minimum purchase obligation in part because up to 20,000 new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, were not, in practice, activated onto the Company's network. The Company has been in extensive discussions with MCI to resolve these operational and financial problems. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly.

         MCI has a contractual right to terminate the Company's service for non-payment which, if exercised, would result in a loss of telephone service to the Company's customer base and would materially adversely affect the Company's ability to continue its operations. The Company is currently sending daily payments to MCI to prevent interruption of service and is also seeking alternate carriers to supplement its arrangement with MCI. Although the Company is currently negotiating the terms of a payment plan and other changes to the contract, as described below, there can be no assurance that MCI will continue such negotiations or that MCI will not terminate service for non-payment and seek to enforce its lien on the Company's receivables and other assets.

         MCI and the Company have reached an agreement in principle which is currently in the process of being formalized under which the Company will forgo the benefit of its unbilled revenue from the new customers MCI failed to activate onto the Company's network (which has therefore been excluded from the Company's 1997 revenues) in return for, (i) the waiver by MCI of the entire amount of the Company's liability for underutilization charges (approximately $736,000 as of December 31, 1997 and $929,000 as of May 31, 1998) under its existing minimum purchase obligations, (ii) a material reduction in the Company's minimum purchase obligations over the nine months following formalization of the revised agreement (anticipated to take effect in the second quarter of 1998), (iii) certain performance credits under the new minimum purchase obligations, (iv) reductions in prices charged to the Company by MCI for telephone services which the Company could not otherwise expect to achieve without an increase in its minimum purchase obligations and (v) the issuance by the Company of a promissory note to MCI, to be guaranteed by one or more of the Company's principal shareholders, for the payment over 24 months of the balance outstanding of the Company's liability to MCI for usage of the latter's services (approximately $4.0 million as of May 31, 1998) after the waiver of all liability for failure to meet existing minimum purchase obligations. There can be no assurance that the proposed arrangements with MCI will be consummated on the terms described or at all, nor can there be any assurance that if consummated, the Company will be able to make timely payments on its proposed promissory note to MCI or otherwise fulfill its obligations to MCI.

AT&T

         In April, 1998, the Company requested that AT&T terminate its contract and AT&T has agreed in principle to release the Company from its current contractual obligations and to waive all penalties for failure to meet minimum purchase requirements (approximately $2,600,000 for 1997) and termination liabilities upon discharge of the Company's outstanding liability to AT&T for telephone services (approximately $500,000 at December 31, 1997). The Company has promised to pay the $500,000 liability to AT&T in twelve equal payments pursuant to a non-interest bearing promissory note that is to be personally guaranteed by two of the Company's officers. There can be no assurance that the proposed arrangement with AT&T will be consummated on the terms described above or at all, nor can there be any assurance that the Company will be able to make timely payments on its proposed promissory note to AT&T. Should the Company fail to make timely payments on its proposed promissory note to AT&T or otherwise be in default under its proposed arrangement with AT&T, the Company may also be liable for the entire amount of all shortfall penalties proposed to be waived by AT&T. The Company has agreed with AT&T that any customers which the Company has not migrated off the AT&T network by April, 1998, could be transferred by AT&T to its own network. As of June, 1998 the Company still had approximately 1,700 customers on the AT&T network which AT&T has not yet transferred to its own network. Should the Company fail to migrate these customers, their service will be interrupted or AT&T will transfer such customers to its own network.

         Both MCI and AT&T hold liens on the Company's receivables and assets in lieu of security deposits.

CUSTOMERS

         At March 31, 1998, the Company had over 50,000 active billing customers. Customers generated by the Company's marketing strategies have no particular geographic bias. A majority of the Company's customers are residential customers and the balance are commercial businesses.

COMPETITION

         The long-distance telecommunications market is highly competitive. The Company does not believe it is a significant factor in the industry. The principal competitive factors affecting the Company's market share are pricing, customer service and value-added services such as customized billing, teleconferencing, calling cards and prepaid calling cards. The Company's ability to compete effectively will depend upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. The long-distance carriers which sell in competition with the Company include MCI, Sprint, and AT&T. Resellers which sell in competition with the Company include Long Distance Discount Services, LCI International, Inc., U.S.Tel Inc., Excel Communications, Protel Communications Corp., Equalnet, Midcom, Tel-Save and Pacific Coin. Of the resellers, some are switchless and some have their own switches and leased lines: some sell services of both AT&T and other long-distance carriers. Management has been informed that the Company is one of only a limited number of resellers to be granted a resale contract by MCI.

         Price competition in the long-distance telecommunications industry has increased in recent years due to the entry of many companies into the market. Management's policy for gaining and retaining customers is based on four principal components: first, marketing only premier quality long-distance services, such as those provided by MCI; second, offering rates for telephone usage that are at least comparable with, and in many cases less expensive than, those generally available to its target market; third, developing and maintaining responsive information systems that enable customer service to be carried out on a timely and efficient basis; and fourth, staff training programs that teach personnel how to handle customer concerns both efficiently and courteously.

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

EMPLOYEES

         At March 31, 1998, the Company had 42 employees, of whom 40 are full time and 2 are part-time. Of these 42 employees, 18 are responsible for order entry, customer service and operations, 14 are responsible for accounting and credit control, 5 are responsible for marketing support, 4 are responsible for general management and administration and 1 is responsible for maintaining the computer system. If the Company is successful in its proposed marketing programs, as to which there can be no assurance, management envisages that there will be a need for a continuing increase in the number of its employees.

         In addition to its employees, the Company has a total of approximately 3,800 self-employed independent sales representatives who are either currently active on the Company's behalf or who have introduced customers to the Company which are still using the Company's network. The Company's televised marketing program has generated substantially all of these independent sales representatives.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company operates out of a 10,700 square foot office at Blue Hill Plaza, Pearl River, NY, a modern office facility. The space currently occupied by the Company is leased under a lease expiring in December, 2000 with annual rent of $192,834 rising to $214,260 commencing January 1999.

ITEM 3. LEGAL PROCEEDINGS

         The State of New York Department of Taxation and Finance filed two separate warrants dated May 23, 1994 and January 11, 1994, respectively, against the Company evidencing judgement liens for uncontested tax liabilities in the amounts of $10,449.21 and $5,238.61, respectively. The Company negotiated the payment of these liabilities with the Department with monthly payments being made over a 24 month period ending July 1997, both of which have been paid in full.

         The Department has filed an additional warrant dated June 23, 1997 against the Company evidencing a judgment lien for uncontested tax liabilities in the amount of $87,227. The Company has negotiated another 24 month payment plan with the Department as to this new tax liability which commenced in August, 1997.

         There are no other legal proceedings or claims, threatened or pending, against the Company except as disclosed herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

         The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Bulletin Board from January 1, 1996 to June 15, 1998. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                      HIGH             LOW
                                                      ----             ---

1996
First Quarter                                          $3.00           $3.00
Second Quarter                                         $6.00           $3.00
Third Quarter                                          $6.00           $4.50
Fourth Quarter                                         $5.00           $2.00

1997
First Quarter                                          $4.25           $2.00
Second Quarter                                         $3.38           $0 25
Third Quarter                                          $2.50           $1.00
Fourth Quarter                                         $1.63           $0.06

1998
First Quarter                                        $ .8125           $.375
Second Quarter (Through June 15)                     $1.8125           $ .50


         As of May 31, 1998, there were approximately 293 shareholders of record of the Company's Common Stock. On May 31, 1998, the closing bid price for the Company's Common Stock was $.875.

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

         During the fiscal year ended December 31, 1997, the Company sold securities that were not registered under the Securities Act of 1933, other than unregistered sales made in reliance on Regulation S, as follows:

         In January, 1997, the Company granted an option to National Benefits Consultants, LLC to purchase up to 20% of the Company's Common Stock at $3.00 per share. The option was granted pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In January, 1997, the Company granted an option to Rowland W. Day to purchase, at an exercise price of $3.00 per share, 350,000 shares of Common Stock. The option was granted pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In March, 1997, the Company issued 85,000 shares of Common Stock to Capital Growth International, L.L.C. or nominee for investment banking services. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In an offering that terminated on April 17, 1997, the Company sold 1,529,491 shares of Common Stock at a price of $2.00 per share. The offering was made on behalf of the Company by Cruttenden Roth Incorporated as placement agent. The shares were issued to a limited number of accredited investors. The issuance of such shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Company also issued to the placement agent, as a portion of its compensation, warrants to purchase, at a price of $2.00 per share, up to 152,950 shares of Common Stock. The placement agents' warrants were issued pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

         In October, 1997, the Company granted an option to Guthy-Renker Corporation to purchase, at an exercise price of $2.00 per share, a number of shares of the Company's Common Stock equal to a percentage (determined by reference to the proportion that revenues from customers introduced to the Company by GRC bear to the Company's total revenues for the period immediately preceding the date on which GRC determines that the calculation is to be made) of the total number of shares of Common Stock outstanding (including as outstanding for this purpose, shares issuable upon exercise or conversion of all options, warrants or convertible securities then outstanding and exercisable at an exercise price not in excess of the then current market price of the Company's Common Stock) as of the date on which the calculation is to be made. The option was granted pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto appearing herein. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and analysis and elsewhere in this report. Factors that could cause actual results to differ are: the Company's ability to obtain sufficient funds to finance near term and long term working capital needs; the Company's ability to satisfy its past due and future obligations to MCI in order to maintain the right to resell MCI services; the Company's ability to satisfy its past due obligations to AT&T; the Company's ability to sell at profitable rates; the Company's ability to collect its outstanding receivables; the Company's ability to manage a rapid increase in its customer database; competition in the long distance telecommunications industry; ability of the Company's marketing strategies to develop sufficient levels of revenue to sustain growth; customer attrition; federal and state regulation of the telecommunications industry; the Company's ability to manage its information systems for rapid growth; and retention of key personnel.

GENERAL

         LDDI is a non-facilities-based, or "switchless," reseller of outbound and inbound long-distance telephone, teleconferencing, cellular long distance and calling card services to small and medium-sized commercial customers and residential subscribers. All of the services sold by the Company in 1997 were provided by MCI Telecommunications Corporation("MCI") and AT&T Corporation ("AT&T"). In April, 1998, the Company requested that AT&T terminate its contract and AT&T has agreed in principle to release the Company from its current contractual obligations and to waive all shortfall penalties and termination liabilities upon discharge of the Company's outstanding liability to AT&T (approximately $500,000 at December 31, 1997). The

Company is in the process of migrating all of its customers to MCI to obtain more favorable pricing.

         The Company is in default under its contract with MCI for failing to pay underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its minimum purchase obligations. The Company is also in default under its MCI contract for non payment of fees for telephone services in the approximate amounts of $2,600,000 and $4,000,000 as of December 31, 1997 and May 31, 1998, respectively.

         The Company believes that it was prevented from meeting its minimum purchase obligation in part because up to 20,000 new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, were not, in practice, activated onto the Company's network. The Company has been in extensive discussions with MCI to resolve these operational and financial problems. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly.

         MCI has a contractual right to terminate the Company's service for non-payment which, if exercised, would result in a loss of telephone service to the Company's customer base and would materially adversely affect the Company's ability to continue its operations. The Company is currently sending daily payments to MCI to prevent interruption of service and is also seeking alternate carriers to supplement its arrangement with MCI. Although the Company is currently negotiating the terms of a payment plan and other changes to the contract, as described below, there can be no assurance that MCI will continue such negotiations or that MCI will not terminate service for non-payment and seek to enforce its lien on the Company's receivables and other assets.

         MCI and the Company have reached an agreement in principle which is currently in the process of being formalized under which the Company will forgo the benefit of its unbilled revenue from the new customers MCI failed to activate onto the Company's network ( which has therefore been excluded from the Company's 1997 revenues) in return for, (i) the waiver by MCI of the entire amount of the Company's liability for underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its existing minimum purchase obligations, (ii) a material reduction in the Company's minimum purchase obligations over the nine months following formalization of the revised agreement (anticipated to take effect in the second quarter of 1998), (iii) certain performance credits under the new minimum purchase obligations, (iv) reductions in prices charged to the Company by MCI for telephone services which the Company could not otherwise expect to achieve without an increase in its minimum purchase obligations and (v) the issuance by the Company of a promissory note to MCI, to be guaranteed by one or more of the Company's principal shareholders, for the payment over 24 months of the balance outstanding of the Company's liability to MCI for usage of the latter's services (approximately $4,000,000 as of May 31, 1998) after the waiver of all liability for failure to meet existing minimum purchase obligations. There can be no assurance that the proposed arrangements with MCI will be consummated on the terms described or at all, nor can there be any assurance that if consummated, the Company will be able to make timely payments on its proposed promissory note to MCI or otherwise fulfill its obligations to MCI.

         In April, 1998, the Company requested that AT&T terminate its contract and AT&T has agreed in principle to release the Company from its current contractual obligations and to waive all penalties for failure to meet minimum purchase requirements (approximately $2,600,000 for 1997) and termination liabilities upon discharge of the Company's outstanding liability to AT&T for telephone services (approximately $500,000 at December 31, 1997). The Company has promised to pay the $500,000 liability to AT&T in twelve equal payments pursuant to a non-interest bearing promissory note that is to be personally guaranteed by two of the Company's officers. There can be no assurance that the proposed arrangement with AT&T will be consummated on the terms described above or at all, nor can there be any assurance that the Company will be able to make timely payments on its proposed promissory note to AT&T. Should the Company fail to make timely payments on its proposed promissory note to AT&T or otherwise be in default under its proposed arrangement with AT&T, the Company may also be liable for the entire amount of all shortfall penalties proposed to be waived by AT&T. The Company has agreed with AT&T that any customers which the Company has not migrated off the AT&T network by April, 1998, could be transferred by AT&T to its own network. As of June, 1998 the Company still had approximately 1,700 customers on the AT&T network which AT&T has not yet transferred to its own network. If the Company fails to migrate these customers, their service will be interrupted or AT&T will transfer such customers to its own network.

         Both MCI and AT&T hold liens on the Company's receivables and assets in lieu of security deposits.

         The Company markets its services utilizing various channels of distribution. Historically, the Company has marketed its services through three methods typically employed by sellers and resellers of telephone services: field sales, outbound telemarketing, and direct mail. Beginning in the fourth quarter of 1996, the Company began to change its strategy by adding other marketing techniques. In particular, the Company entered into a number of agreements with third parties under certain of which those parties will be primarily responsible, both financially and operationally, for marketing the Company's telecommunications services to their members or customers. The Company test-marketed a televised marketing program in conjunction with Guthy-Renker Distribution, Inc. ("GRD"), which it rolled out in January, 1997, to increase its independent sales force. Although this program generated $2,500,000 in usage revenue in 1997, it did not generate the level of revenue anticipated by management. The Company revised its agreement with GRD under which GRD produced and financed a second infomercial with a different format. This GRD-produced infomercial generated disappointing results. The revised agreement allows the Company to produce and finance its own infomercial if the GRD-produced infomercial fails to generate positive results. As a result, the Company financed and produced a third infomercial - the format of which is similar to that of the first infomercial - which first aired in May of 1998. There can be no assurance that this new Company-produced infomercial will generate results similar to those of the first infomercial. In addition, there can be no assurance that the Company will have sufficient capital to promote the new Company-produced infomercial.

         In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. In 1997, the Company's arrangement with NBC generated approximately $400,000 in billed telephone service.

         In 1998, the Company entered into marketing agreements with Popular Club Plan ("PCP"), a subsidiary of J. Crew Group, Inc., New Media Telecommunications, Inc. ("NMTI") and various network marketing companies, direct response marketers and affinity groups pursuant to which these entities will market the Company's services to their respective customers or members in consideration for commissions based upon revenues generated by these marketing programs. To date, revenue generated by these marketing programs has been minimal. These marketing programs represent the key element in the Company's strategy to achieve growth in revenue and customer base, but there can be no assurance that such growth will be achieved.

         Since the Company has not realized the level of revenue anticipated from its marketing arrangements, the Company has taken steps to reduce its operating costs by reducing its personnel and other costs.

         At December 31, 1997, the Company recorded a non-recurring charge of $1,900,000 to write off its unrecoverable receivables from its customers and record additional provision for bad debt. A significant portion of the write off is attributable to the MCI software problems described above with respect to customers who were eventually successfully migrated to LDDI's network. A substantial number of these customers refused to pay because of the inconvenience experienced by them in the migration. The Company decided to write off these accounts at year end 1997 and will treat any subsequent collections as income in 1998.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996.

         Gross revenues for the twelve months ended December 31, 1997 were $8,500,000 as compared to $5,300,000 for the twelve months ended December 31, 1996. The increase in sales is attributable to revenue realized from the Company's new televised marketing program and its agreement with National Benefits Consultants, LLC ("NBC"). The Company's televised marketing program generated $2,500,000 or 29 % of total revenue in billed telephone service and $1,700,000 (before associated costs) or 20% of total revenue through the sale of sales agent kits sold during the program . The Company's arrangement with NBC generated $400,000 or 5% of total revenue in billed telephone service.

         Gross revenues for the period ended September 30, 1997 included unbilled revenue of approximately $1.8 million in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which formed a large portion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company had not received the benefit of these billings at September 30, 1997. MCI and the Company have reached an agreement in principle which is currently in the process of being formalized under which the Company will forgo the benefit of such unbilled revenue (which has therefore been excluded from gross revenue at December 31, 1997) in return for various accommodations described above.

         The Company estimates that, when the nine month ramp period has expired under the proposed new contract with MCI described above, in order to meet its proposed new minimum purchase obligations, the Company must bill its customers approximately $17,000,000 (annually) at the current gross profit margin level of 30%. Under the proposed new contract with MCI, the sales levels needed to meet the Company's obligations to MCI would be $900,000 during the first quarter following the inception date of the new contract; $1,300,000 during the second quarter; $2,100,000 during the third quarter; and $17,000,000 (annually) thereafter.

         In May, 1996, the Company, through its wholly owned subsidiary, Long Distance Direct Marketing, Inc. ("LDDM"), entered into an arrangement with Guthy-Renker Distribution ("GRD"), an infomercial producer and promoter, to produce and market a thirty minute infomercial selling the right to become an independent sales representative of the Company. Under the contract with GRD, the Company was responsible for financing any loss incurred from the sale of sales agent kits sold pursuant to the infomercial. In the twelve months ended December 31, 1997, the Company recorded losses from the sale of sales agent kits amounting to $400,000.

         In October, 1997, the Company entered into a new five-year agreement with Guthy- Renker Corporation ("GRC"), the parent company of GRD. Under the new agreement with GRC, a second infomercial with a different format was produced and financed by GRC. This infomercial generated disappointing results. The new agreement with GRC allows the Company to produce and finance its own infomercial if the GRD-produced infomercial fails to generate positive results. As a result, the Company financed and produced a third infomercial - the format of which is similar to that of the first infomercial which first aired in May of 1998. There can be no assurance that this Company-produced infomercial will generate results similar to those of the first infomercial, nor can there be any assurance that the Company will have sufficient capital to promote and support it.

         In 1998, the Company entered into marketing agreements with Popular Club Plan ("PCP"), a subsidiary of J. Crew Group, Inc., New Media Telecommunications, Inc. ("NMTI") and various network marketing companies, direct response marketers and affinity groups pursuant to which these entities will market the Company's services to their respective customers or members in consideration for commissions based upon revenues generated by these marketing programs. To date, revenue generated from these marketing programs has been minimal.

         Gross profit was $1,600,000 and $1,600,000 for the twelve months ended December 31,1997 and 1996, respectively. As a percentage of gross sales, the gross profit margins for the twelve months ended December 31, 1997 and 1996 were 19 % and 30%, respectively. This decrease is mainly attributable to a loss of $400,000 incurred with respect to the sale of sales agent kits sold pursuant to the Company's first infomercial and decreased profit margins related to the Company's arrangement with NBC. Revenue generated from the arrangement with NBC yields a lower price per minute in comparison to the Company's other sources of revenue.

         Sales and marketing expenses (excluding the loss on the sale of sales agent kits sold pursuant to the Company's first infomercial) were $300,000 and $400,000 for the twelve months ended December 31, 1997 and 1996, respectively. As a percentage of gross sales, sales and marketing expenses decreased from 8% for the twelve months ended December 31, 1996 to 4 % for the twelve months ended December, 1997. The percentage decrease is attributable to two factors: limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1997, in particular to the relationships with third parties who are responsible for marketing the Company's services; and increased sales levels in 1997 .

         General and administrative expenses were $7,000,000 and $3,000,000 for the twelve months ended December 31, 1997, and 1996, respectively. As a percentage of gross sales, general and administrative expenses for the twelve months ended December 31, 1997 and 1996 were 82% and 57%, respectively. At December 31, 1997, the Company recorded a non-recurring charge of $1,900,000, included in general and administrative expenses, to write off its unrecoverable receivables from its customers and record additional provision for bad debt. The Company also recorded $600,000 in bad debt accruals in the normal course of business. A significant portion of the write off is attributable to the MCI software problem described above with respect to customers who were eventually successfully migrated to LDDI's network. A substantial number of these customers refused to pay because of the inconvenience experienced by them in the migration. The Company decided to write off these accounts at year end 1997 and will treat any subsequent collections as income in 1998. Other factors which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales, including payroll and related administrative costs, and legal and accounting fees. In addition, costs were incurred in 1997 to purchase additional insurance for Director's & Officer's liability coverage. In 1997, the Company incurred heavier costs for regulatory compliance when compared to 1996 as a result of the Company's attempt to seek certification to provide local service in each state. The Company incurred costs in 1997 to establish a relationship with a public relations firm. Since the Company's new marketing programs have not generated substantial revenue, management has begun to decrease personnel and other operating costs.

         Interest expense for the twelve months ended December 31, 1997 and 1996 was $0 and $700,000, respectively. In the third quarter of 1996, 150,000 shares were granted to a shareholder of the Company in consideration for such shareholder making a loan of $500,000 to the Company. Non-cash interest expense in the amount of $495,000 was recorded as a result of this transaction. This loan was converted to equity at September 30, 1996. In addition, for the nine months ended September 30, 1996, interest expense related to accrued interest on indebtedness of the Company in connection with a note incurred in relation to the purchase of the partnership interest of two of the original limited partners in LDDLP, and various financing agreements entered into to finance the Company's working capital requirements. The note payable related to the partnership buyout was paid off in the third quarter of 1996 when litigation was settled. In addition, a majority of the Company's outstanding loans were converted to equity.

         Interest income was $100,000 and $0 for the twelve months ended December 31, 1997 and December 31, 1996, respectively. At December 31, 1997, $68,000 was recorded with respect to interest receivable on loans in the aggregate amount of $477,000 made by the Company to two officers.

         The Company incurred a net loss of $5,500,000 for the twelve months ended December 31, 1997 compared to a net loss of $2,400,000 for the twelve months ended December 31, 1996. The year ended December 31, 1997 included a one time charge of $1,900,000 to write off the Company's unrecoverable accounts receivable from its customers and to record additional provision for bad debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has sustained operating losses for each year of its existence due to a lack of working capital to finance adequate levels of marketing expenditure, insufficient revenues and other reasons. Since its inception, the Company has financed its operational losses through debt and equity placements and will need to continue to do so until revenues reach such levels that enough working capital is generated from its operations. There can be no assurance that the Company will realize this level of revenue.

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

         Until the Company's revenues reach certain levels materially higher than any achieved to date, as to which there can be no assurance, the Company will be required to raise substantial additional amounts of capital from the sale of its securities or through debt financing arrangements to finance its operations. There can be no assurance that additional financing will be available on acceptable terms, if at all.

         The Company is in the process of raising debt financing in a private offering that has not been registered under the Securities Act of 1933 in order to meet short term capital requirements. The Company is seeking to raise up to $1,500,000 from a limited group of selected accredited investors and has raised approximately $500,000 since the private offering commenced in February, 1998. The proceeds of the debt financing to date have been used to fund the Company's marketing ventures and for working capital purposes. There can be no assurance that the Company will be able to raise any debt financing in excess of the $500,000 received to date, or that any other financing will be available on acceptable terms or at all.

ITEM 7. FINANCIAL STATEMENTS

[To be provided by Adelman, Katz and Mond.]


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The table below sets forth the names, ages and titles of the persons who are the directors and executive officers of the Company as of May 31, 1998.

         NAME                    AGE           POSITION
         ----                    ---           --------
Steven L. Lampert                 48           President Chief Executive Officer and
                                               Chairman of the Board
Michael D. Preston                52           Chief Financial Officer and Vice President
                                               -- Finance, Secretary and Director
Clair Alpert                      55           Vice President -- Administration
Lori Colin                        39           Controller
Andrea Grossman                   34           Vice President -- Marketing
Conrad J. Morris                  65           Director

         Steven L. Lampert is a founder of the Company and has been the Chief Executive Officer since January 1994. He has served as President of the Company since it commenced operations in December 1991. Prior to founding the Company, Mr. Lampert served as President of Comtec, Inc., a New York-based telecommunications corporation, from November 1985 through November 1991. Prior to 1985, Mr. Lampert served as director of telecommunications for NBC and for Corning Labs (formerly Metpath). Mr. Lampert has served as a director of the Company since December 1991.

         Michael D. Preston is a founder of the Company and has been the Vice President -- Finance and Chief Financial Officer of the Company since January 1994. Prior to this period, Mr. Preston was retained as a consultant to the Company commencing in December 1991. Mr. Preston has served as a director of the Company since December 1991, and served as a director of the following other companies, with the date of such service in parentheses: Sterling Publishing Group PLC, a publicly-held U.K. business publishing company (1977 to September 1995; and served as Deputy Chairman from 1990 to September 1994); Broad Street Group PLC, a publicly-held U.K. public relations and marketing services firm (June 1977 to March 1991); Frank Usher Holdings PLC, a publicly-held U.K. clothing manufacturer (1989 to 1990); Cadiz Land Corporation (1983 to 1987). Mr. Preston is a United Kingdom Chartered Accountant.

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

         Conrad J. Morris is a United Kingdom businessman with extensive investment and management experience in both the United Kingdom and the United States. Business Systems Consultants Limited, an investment company registered in Liberia and beneficially owned by Mr. Morris' two adult daughters, is a significant investor in the Company. He was appointed a director of the Company in November 1996.

EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1995, 1996 and 1997, respectively, to the Company's Chief Executive Officer and Chief Financial Officer during such period. No other executive officer of the Company holding office in fiscal 1997 received total annual salary and bonus exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                                                  AWARDS
                                                                                                SECURITIES
       NAME AND                                      ANNUAL COMPENSATION                        UNDERLYING
       PRINCIPAL          YEAR ENDING                                       OTHER ANNUAL          OPTIONS
       POSITION            DEC. 31,         SALARY          BONUS           COMPENSATION          SARS(#)
       --------            --------         ------          -----           ------------          -------

Steven Lampert,                1995          $150,000       --              $ 10,689(1)           250,000(2)
  President                    1996          $150,000       --              $ 11,745(1)           350,000(3)
                               1997          $150,000       --              $ 12,299(1)                 0

Michael Preston,               1995          $125,000       --              $  7,122(1)           250,000(4)
  Chief Financial              1996          $125,000       --              $  9,092(1)           350,000(5)
  Officer                      1997          $125,000       --              $  9,123(1)                 0


(1)      Includes an allowance for automobile expenses.

(2) Options to purchase 250,000 Shares at a price of $.001 per Share were granted to Mr. Lampert under the Company's 1995 Stock Option Plan.

(3) Options to purchase 350,000 Shares at a price of $3.30 per Share were granted to Mr. Lampert under the Company's 1995 Stock Option Plan.

(4) Options to purchase 250,000 Shares at a price of $.001 per Share were granted to Mr. Preston under the Company's 1995 Stock Option Plan.

(5) Options to purchase 350,000 Shares at a price of $3.30 per Share were granted to Mr. Preston under the Company's 1995 Stock Option Plan.

         No executive officer named in the Summary Compensation Table above was granted any stock options during the fiscal year ended December 31, 1997.

         The following table sets forth for each person the fiscal year-end value of unexercised options:

                         AGGREGATED OPTION EXERCISES IN
              FISCAL YEAR ENDED DECEMBER 31, 1997 AND OPTION VALUES

                                                         NUMBER OF SHARES                 VALUE OF
                       SHARES                         UNDERLYING UNEXERCISED       UNEXERCISED IN THE MONEY
                     ACQUIRED ON       VALUE           OPTIONS AT 12/31/97         OPTIONS AT 12/31/97(1)
NAME                  EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                  --------       --------     -----------     -------------   -----------  -------------
Steven Lampert          250,000       $943,750        350,000           0               $0             0
Michael Preston         250,000       $943,750        350,000           0               $0             0

(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the Common Stock on December 31, 1997 as reported by the OTC Bulletin Board, minus the exercise price.

STOCK OPTION PLAN

         The Company has adopted a stock option plan (the "Stock Option Plan") for its officers, directors, employees and consultants and has reserved a total of 2,000,000 shares of Common Stock to be issued upon exercise of options granted under the Stock Option Plan. As of March 31, 1998, options to purchase 1,000,000 shares at an exercise price of approximately $.001 per share and options to purchase 1,000,000 shares at an exercise price of $3.30 per share had been granted, of which 830,000 had been exercised by such date.

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

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(A)

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Messrs. Lampert, Preston & Morris officers and/or directors of the Company, Messrs. Rowland W. Day II and Julian Levy, former directors of the Company, and Business Systems Consultants Limited, the holder of more than 10% of the Company's outstanding shares of Common Stock, failed to timely file Forms 3 with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") to report their ownership of shares of the Company's Common Stock at the time the Company's Common Stock was registered under Section 12(g) of the Exchange Act.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of May 31, 1998 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

              NAME AND ADDRESS                 NUMBER OF SHARES          PERCENTAGE
             OF BENEFICIAL OWNER              BENEFICIALLY OWNED          OF CLASS
             -------------------              ------------------          --------
Steven L. Lampert                                1,637,065(1)              16.9%
8 Lady Godiva Way
New City, N.Y. 10956

Michael D. Preston                               1,679,020(2)              17.2%
8 Oak Hill Park Mews
London NW3 7LH
England

Conrad Morris                                              0                --

Business Systems Consultants, Ltd                1,566,469(3)              16.8%
P.O. Box 222
31-33 Le Pollet
St. Peter Port
Gurnsey GYI 4J6
Channel Islands

All directors and officers                       5,052,854(4)              49.5%
  as a group (6 persons)

(1) Includes 350,000 shares issuable upon the exercise of outstanding options.

(2) Includes 410,000 shares issuable upon the exercise of outstanding options.

(3) Business Systems Consultants, Ltd. (BSC) is an investment company registered in Liberia. BSC is beneficially owned by two adult daughters of Conrad Morris, a director of the Company. Mr. Morris acts as an advisor to but has no beneficial interest in BSC.

(4) Includes 860,000 shares issuable upon exercise of outstanding options, and the 1,566,469 shares owned by BSC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company made loans during 1997 to Messrs. Steven Lampert and Michael Preston, officers and directors of the Company, in the aggregate amounts of $447,000 and $30,000, respectively. The loans, which bear interest at the rate of 8% per annum, are evidenced by promissory notes with a three year maturity date. Interest on the loans is payable semi-annually. As of December 31, 1997, interest on the loans to Messrs. Lampert and Preston in the amounts of approximately $67,500 and $500, respectively, was due and payable.

         On November 1, 1997 the Company entered into a loan agreement with Business Systems Consultants Limited ("BSC"), pursuant to which BSC has loaned $309,000 to the Company. BSC owns more than 10% of the Company's outstanding Common Stock and one of the Company's directors, Conrad Morris, acts as an advisor to BSC. Under the terms of the loan agreement, BSC now has the right to convert the loan into shares of the Company's Common Stock at a price per share of $.50 or the average bid price of the Company's shares for 10 business days prior to March 1, 1998, whichever is lower. The loan is due and payable on demand. The loan has been secured by a lien on the Company's receivables and a pledge by each of Messrs. Steven Lampert and Michael Preston of 300,000 of the shares of the Company's Common stock owned by each of them.

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

ARRANGEMENTS WITH CAPITAL GROWTH INTERNATIONAL, LLC

         In August 1996, the Company entered into a Placement Agreement with Capital Growth International, LLC ("CGI") pursuant to which the Company agreed, among other things, (i) to use its best efforts to cause the election to the Company's Board of Directors of a person designated by CGI and reasonably acceptable to the Company for a period of up to three years (CGI designated Julian Levy who was elected to the Board in November, 1996 and resigned in May,
1998); (ii) to retain CGI as a financial advisor for two years and to compensate CGI at the rate of $2,500 per month; and (iii) for a period of 24 months after the completion of the private placement, to provide CGI with the first opportunity to negotiate and the right of first refusal with respect to any debt or equity financings the Company may undertake during such period.

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

                  10.2     Amended Lease Agreement for Suite 1430, 1 Blue Hill Plaza, Pearl
                           River, New York 10965, dated December, 1996.**

                  10.3     Agreement with AT&T dated July, 1995 for supply of long distance telephone service for resale.*

                  10.4     Agreement with MCI dated March, 1996 for supply of long distance telephone service for resale.*

                  10.5     1995 Stock Option Plan.*(Spade)

                  10.6 Agreement with Guthy-Renker Corporation dated as of October 1, 1997 regarding the marketing and distribution of an infomercial.***

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

                  10.9 Agreement with National Benefits Consultants, LLC dated January, 1997 regarding supply of telecommunications services.**

                 10.10     Agreement with AT&T dated February, 1997 for supply of long distance telephone service for resale.**

                 10.11     Amendment to MCI Agreement dated September 23, 1996**

                 10.12     Amendment to MCI Agreement dated February 4, 1997***

              10.13        Amendment to MCI Agreement dated April 25, 1997***

              10.14        Addendum to MCI Agreement dated January 7, 1997***

              10.15        Agreement with Credit Education Center, L.L.C. dated August, 1997***

              10.16        Agreement between Popular Club Plan and Long Distance Direct, Inc.
                           dated February 12, 1998.

              10.17        Agreement between New Media Telecommunications, Inc. and Long
                           Distance Direct, Inc. dated February 25, 1998.

              10.18        Addendum to Agreement between New Media Telecommunications, Inc. and
                           Long Distance Direct, Inc. dated February 20, 1998.

              10.19        Loan Agreement with Business Systems Consultant Limited dated
                           November 1, 1997.

              10.20        Amendment to Agreement with National Benefits
                           Consultants LLC dated May 14, 1998.

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

***Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-31563) filed with the Commission on July 18, 1997 and amendment numbers 1 and 2 thereto filed with the Commission on September 25, 1997 and October 14, 1997, respectively.

*(Spade)A compensatory plan or arrangement.

(b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997:

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Long Distance Direct Holdings, Inc.

Dated: June 19, 1998                        By: /s/Steven Lampert
                                               -------------------------------
                                                   Steven Lampert, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Lampert                                      June 19, 1998
-------------------------------------------
Steven Lampert, President
(Principal Executive Officer)
and Director

/s/ Michael Preston                                     June 19, 1998
-------------------------------------------
Michael Preston, Chief Financial Officer
(Principal Accounting Officer) and Director

/s/ Conrad Morris                                       June 19, 1998
-------------------------------------------
Conrad Morris, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

The registrant did not send any annual report or proxy materials to its security holders during the registrant's last fiscal year.

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                    ACCOMPANYING INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 1997

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                   1

CONSOLIDATED FINANCIAL STATEMENTS

   BALANCE SHEET                                                               2

   STATEMENTS OF OPERATIONS                                                    3

   STATEMENTS OF STOCKHOLDERS' DEFICIT                                         4

   STATEMENTS OF CASH FLOWS                                                    5

   NOTES TO FINANCIAL STATEMENTS                                            6-17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Long Distance Direct Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Long Distance Direct Holdings, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Long Distance Direct Holdings, Inc. and Subsidiaries as of December 31, 1997, and the result of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

As discussed in Note 5, the Company did not meet certain minimum purchase requirements with it's suppliers.

New York, N.Y.
June 18, 1998

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                DECEMBER 31, 1997

 CURRENT ASSETS
  Cash                                                              $     50,447
  Accounts receivable, net of allowance for doubtful accounts
  of $1,205,230 (Note 5)                                               1,725,556
  Prepaid expenses                                                       220,050
                                                                    ------------
        Total Current Assets                                           1,996,053
                                                                    ------------

PROPERTY AND EQUIPMENT (Note 5)
  Furniture and equipment                                                208,819
  Computer equipment and software                                        516,579
  Leasehold improvements                                                 127,335
                                                                    ------------
                                                                         852,733
  Less: accumulated depreciation                                         312,495
                                                                    ------------
                                                                         540,238
                                                                    ------------
OTHER ASSETS
  Notes receivable - officers (Note 10)                                  563,598
  Security deposits                                                      100,213
  Prepaid marketing costs (Note 5)                                       262,744
                                                                    ------------
        Total Other Assets                                               926,555
                                                                    ------------
                                                                    $  3,462,846
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable - related party (Note 6)                            $    309,929
  Accounts payable                                                     4,138,448
  Accrued expenses                                                       273,356
  Sales taxes payable                                                    270,802
  Excise taxes payable (Note 5)                                          148,142
                                                                    ------------

        Total Current Liabilities                                      5,140,677
                                                                    ------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 5)

STOCKHOLDERS' DEFICIT
  Common stock - par value $.001 per share;
    authorized 30,000,000 shares                                           8,967
Additional paid in capital                                            10,924,848
  Accumulated deficit                                                (12,611,646)
                                                                    ------------

        Total Stockholders' Deficit                                   (1,677,831)
                                                                    ------------
                                                                    $  3,462,846
                                                                    ============

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                    1997                1996
                                                 -----------        -----------
REVENUES                                         $ 8,452,731        $ 5,319,923
CUSTOMER REBATES AND REFUNDS                           8,588              9,686
                                                 -----------        -----------
NET REVENUES                                       8,444,143          5,310,237
COST OF SERVICES                                   6,794,287          3,650,162
                                                 -----------        -----------
        Gross Profit                               1,649,856          1,660,075
                                                 -----------        -----------
OPERATING EXPENSES
  Sales and marketing                                322,539            379,670
  General and administrative                       6,961,000          2,941,725
                                                 -----------        -----------
        Total Operating Expenses                   7,283,539          3,321,395
                                                 -----------        -----------
LOSS FROM OPERATIONS                              (5,633,683)        (1,661,320)
                                                 -----------        -----------
OTHER EXPENSE (INCOME)
  Interest expense                                     1,164            748,711
  Interest income                                    (89,988)            (8,795)
                                                 -----------        -----------
        Total Other Expense (Income)                 (88,824)           739,916
                                                 -----------        -----------
NET LOSS                                         ($5,544,859)       ($2,401,236)
                                                 -----------        ===========
BASIC LOSS PER SHARE OF COMMON STOCK             ($      .66)       ($      .54)
                                                 ===========        ===========
DILUTED LOSS PER SHARE OF COMMON STOCK           ($      .66)       ($      .54)
                                                 ===========        ===========

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 1997 and 1996

                                                      Common Stock                Additional Paid      Accumulated
                                                Shares             Amount           in Capital           Deficit
                                             ------------       ------------       ------------       ------------
Balance - January 1, 1996                       3,797,835       $      3,798       $  1,429,434       ($ 4,665,551)

Par value assigned to shares of common
   stock issued net, of expenses of
   a$ 1,084,251                                 2,799,991              2,800          7,047,986                 --

Net loss - December 31, 1996                           --                 --                 --         (2,401,236)
                                             ------------       ------------       ------------       ------------
Balance - December 31, 1996                     6,597,826              6,598          8,477,420         (7,066,787)

Par value assigned to shares of common
   stock issued, net of expenses of
   a$ 436,109                                   2,369,491              2,369          2,447,428                 --

Net loss - December 31, 1997                           --                 --                 --         (5,544,859)
                                             ------------       ------------       ------------       ------------
Balance - December 31, 1997                     8,967,317       $      8,967       $ 10,924,848       ($12,611,646)
                                             ============       ============       ============       ============

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                                        1997               1996
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          ($5,544,859)       ($2,401,236)
                                                                                    -----------        -----------
  Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  118,918             64,372
         Accrued interest receivable                                                    (86,822)               -0-
         Amortization of deferred marketing costs                                       276,078                -0-
         Financing expenses                                                                 -0-            584,263
         Provision for doubtful accounts                                              2,594,061            222,754
         Forgiveness of interest                                                            -0-            (55,000)
  Changes in assets and liabilities:
         Accounts receivable                                                         (3,193,630)          (244,837)
         Other current assets                                                           203,359           (173,930)
         Other assets                                                                    29,410            (67,833)
         Accounts payable                                                             2,684,652           (884,878)
         Accrued expenses                                                               (80,325)          (154,893)
         Sales and excise taxes payable                                                 (71,772)          (212,427)
                                                                                    -----------        -----------
                  Total Adjustments to Net Loss                                       2,473,929           (922,409)
                                                                                    -----------        -----------

                  Net Cash Used in Operating Activities                              (3,070,930)        (3,323,645)
                                                                                    -----------        -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of property and equipment                                                (346,979)          (215,414)
  Deferred marketing costs                                                              (37,800)          (501,022)
                                                                                    -----------        -----------

                  Net cash used in investing activities                                (384,779)          (716,436)
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                           309,929                -0-
  Payment of notes payable                                                                  -0-           (500,000)
  Payment of related party loans                                                       (216,041)          (319,979)
  Proceeds from common stock issuances                                                2,885,906          6,692,915
  Payment of private placement costs                                                   (436,109)        (1,078,050)
                                                                                    -----------        -----------

                  Net Cash Provided by Financing Activities                           2,543,685          4,794,886
                                                                                    -----------        -----------

NET (DECREASE) INCREASE IN CASH                                                        (912,024)           754,805

CASH - Beginning of year                                                                962,471            207,666
                                                                                    -----------        -----------

CASH - End of year                                                                  $    50,447        $   962,471
                                                                                    ===========        ===========

                 See notes to consolidated financial statements.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

      The Company is a non-facilities based reseller of outbound and inbound long-distance telephone, teleconferencing, cellular long-distance and calling card services to commercial and residential customers. All of the services sold by the Company through December 31, 1997 were provided by AT&T and MCI. The Company signs up customers and provisions them onto the networks of AT&T and MCI, which provide the actual transmission of service. The Company does not own or lease any telephone equipment or participate in the call completion process.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Allowance for Doubtful Accounts

      Accounts receivable are net of allowance for doubtful accounts of $1,205,230 as of December 31, 1997. The Company estimates an allowance based upon various factors, including collection experience, credit risk and industry standards. Bad debt expense was $2,594,061 and $222,754 for 1997 and 1996, respectively.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


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

      Property and Equipment

      Property and equipment are stated at cost. Depreciation of furniture and computer equipment is provided using the straight-line method for financial reporting purposes based on their estimated useful lives. Depreciation of leasehold improvements is provided using the straight-line method for financial reporting purposes based on their estimated useful lives or the life of the lease, whichever is shorter. Depreciation and amortization expense was $118,918 and $64,372 for the years ended December 31, 1997 and 1996, respectively.

      Private Placement Costs

      Costs incurred in connection with private placements of common stock are recorded as a reduction in additional paid in capital.

      Weighted Average of Common Shares

      Earnings per share are based on the weighted average number of shares outstanding (8,394,693 in 1997 and 4,467,972 in 1996). The assumed exercise of stock options and warrants are anti-dilutive and therefore is not considered a common stock equivalent.

      Direct-Response Advertising

      Direct response advertising consists of prepaid marketing costs for the Company's infomercial advertising campaign (see Note 5). The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received, i.e., four years, with approximately 94% to be amortized over the first two (2) years. Amortization of direct-response advertising was $276,078 and $-0-in 1997 and 1996, respectively. Other advertising costs are expensed as incurred.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Direct-Response Advertising (continued)

      Capitalized direct-response advertising costs, which are included in prepaid marketing costs, consist of the following as of December 31, 1997:

                  Cost                                      $538,822
                  Accumulated amortization                   276,078
                                                            --------
                                                            $262,744
                                                            --------

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

      Long-Lived Assets

      The Company adopted Financial Accounting Standards No. 121(FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1997. Adoption of FAS 121 did not have an effect on the Company's consolidated financial position or operating results.

      Stock-Based Compensation

      The Company accounts for its stock-based compensation plans using the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Accounting Standards SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies to record stock-based compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25, but complies with the required disclosures under SFAS No. 123 (see Note 7).

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings Per Share

      The Company adopted SFAS No. 128, "Earnings per Share" (EPS) during 1997. This statement replaces the presentation of primary earnings per share with basic earnings per share, and also requires presentation of diluted earnings per share. Basic earnings per share EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

      Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise and conversion of stock options and warrants are anti-dilutive and are not considered a common stock equivalent. Therefore, basic EPS is the same as diluted EPS for 1997 and 1996.

      The following table illustrates the calculation of basic EPS for the years ended December 31, 1997 and 1996:

                                                        Weighted Average         Per
                                          Loss           No. of Shares          Share
                                       (Numerator)        (Denominator)         Amount
                                       -----------        -------------         ------

      Year ended December 31, 1997
      Loss                              $(5,544,859)          8,394,693
      Basic EPS                                                                  ($.66)
                                                                                  ====

      Year ended December 31, 1996
      Loss                              $(2,401,236)          4,467,972
      Basic EPS                                                                  ($.54)
                                                                                  ====

      Other Recent Pronouncements

      In 1997 Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" was issued and is effective for fiscal years beginning after December 15, 1997. The Company will comply with the requirements of FAS 130 in 1998.

3.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained losses since inception and as a result has experienced deficiencies in cash flows from operations and has an accumulated deficit of $12,611,646 at December 31, 1997.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


3.    BASIS OF PRESENTATION (continued)

      In addition, the Company is in default under its contracts with AT&T and MCI. Such defaults could result in a termination of the Company's carrier agreements with AT&T and MCI. Additionally, the Company is seeking to terminate its contract with AT&T subsequent to year end (see Note 5).

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

      Management is taking the following steps to revise its operating results and financial position, which it believes will be sufficient to provide the Company with the ability to continue in existence:

      - Planned placements of debt and equity during 1998.

      - Televised marketing program to attract direct subscribers to the Company's network.

      - Televised marketing program to recruit additional independent sales representatives.

      - Strategic alliances for targeted marketing programs.

      - Reduction of operating costs through reduction of personnel and other costs.

4.    PRIVATE PLACEMENTS

      The Company sold approximately 1,529,491 and 1,311,001 shares of common stock through private placements during the years ended December 31, 1997 and 1996, respectively, at prices ranging between $2.00 and $3.30 per share.

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

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


5.    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

      Contingent Liability to AT&T - Failure to Meet Minimum Purchase
      Obligations

      As discussed above, the previous agreement with AT&T called for certain minimum usage by the Company. The Company did not meet such minimum usage requirements as of December 31, 1996 and 1997. The 1996 shortfall (the difference between actual usage and the minimum requirement) asserted by AT&T was approximately $2,300,000. On February 6, 1997, the Company entered into a release and settlement agreement with AT&T whereby the Company would be released from the entire $2,300,000 obligation subject to certain conditions, which include payment by the Company of a total of $320,000 over a six (6) month period starting January 1, 1997. The Company made all of the payments required towards this balance. These financial statements do not include a provision for the shortfall amount.

      The 1997 shortfall asserted by AT&T is approximately $2,600,000. In April, 1998 the Company requested a termination of its contract with AT&T. The Company has requested that AT&T waive the 1997 shortfall upon payment by the Company of the Company's outstanding liability for telephone services, approximately $805,000, as of June 1998. The Company and AT&T have orally agreed and are in the process of finalizing a formal agreement to release the company from all shortfall liabilities upon the payment of $805,000 in twelve equal monthly payments pursuant to a non-interest bearing promissory note that is to be personally guaranteed by two of the Company's officers and principal stockholders. These financial statements do not include a provision for the shortfall amount.

      Carrier Agreement with MCI - Minimum Commitments

      On March 1, 1996, the Company entered into an agreement with MCI under which the Company is authorized to resell various MCI services. This agreement superseded a prior agreement dated August 1, 1995 under which MCI was unable to provide service.

      In September of 1996, the Company signed an amendment to its contract with MCI which extends the initial ramp period and consequently, the term of the original contract. The amended contract affords the Company an eighteen (18) month ramp period, commencing April 1, 1996, followed by a thirty (30) month service period. During the first eight months of the ramp period, the Company has no minimum purchase obligations. During the ninth through twelfth months, the Company is obliged to purchase $250,000 of services per month; during the thirteenth through fifteenth month $500,000; during the sixteenth through eighteenth month, $750,000; and during the thirty month service period, $1,000,000 per month. In the event that the Company fails to meet its minimum purchase requirements, it must pay MCI fifteen (15) percent of the difference between the amount used and the respective minimum monthly requirement.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


5.    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

      Carrier Agreement with MCI - Minimum Commitments (continued)

      The Company is in default under its contract with MCI for failing to pay underutilization charges of approximately $736,000 as of December 31, 1997 and for non-payment of charges for telephone services of approximately $2.6 million. Subsequent to year-end, MCI and the Company entered an oral agreement, which is in process of being formalized whereby MCI will waive the underutilization charges, subject to certain conditions, including the issuance by the Company of a promissory note to MCI to be guaranteed by one or more of the Company's principal stockholders. The note would require payment over a 24 month period of all outstanding charges for telephone usage as of May 31, 1998 (approximately $4,000,000). These financial statements do not include a provision for the shortfall amount.

      Both AT&T and MCI have liens on the accounts receivable and other assets of Long Distance Direct, Inc.

      Joint Venture Agreement

      In May 1996 the Company entered into a joint venture agreement with a leading television production company to launch a marketing program based on broadcast media. The Company has expended $538,822 during 1997 and 1996 for production and origination costs, with all media and fulfillment expenditures being borne by its joint venture partner. All such costs have been capitalized and are being amortized over the estimated useful life (Note 2). In October 1997, the Company entered into a new contract which provides for the marketing and distribution of the Company's services. Under the new agreement, which supercedes the old agreement, the Company is obligated to pay royalties subjected to certain minimums based on the introduction of customers to the Company.

      Installment Obligation - New York State Taxes

      The State of New York Department of Taxation & Finance has filed two separate warrants against the Company evidencing judgment liens for uncontested tax liabilities. The Company has negotiated a payment plan with the State of New York. The Company has made the required payments under the plan.

      The Department has filed an additional warrant dated June 23, 1997 against the Company evidencing a judgement lien for uncontested tax liabilities. The Company has negotiated another 24 month payment plan which commenced August 1997.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


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

      The Internal Revenue Service has filed a tax lien in connection with this obligation, which will be released upon the satisfaction of all amounts due under the agreement. As of September 1996, the Company had made all of its payments under the payment plan but has not received a final determination from the Internal Revenue Service as to the satisfaction of its liability under this agreement. As of December 31, 1997, the Company is in arrears for tax due for the third and fourth quarters of 1997.

      Leases

      The Company conducts its operations in leased facilities under a noncancellable operating lease expiring in 2000. The Company also leases automobiles and equipment under noncancellable operating leases expiring in 2001. The minimum rental commitments under operating leases are as follows:

            Year ending December 31,
                  1998                                       $289,704
                  1999                                        289,880
                  2000                                        273,779
                  2001                                          5,952
                                                             --------

                  Total Minimum Payments Required            $859,315
                                                             ========

      Rent expense charged to operations was $208,080 and $91,688 for the years ended December 31, 1997 and 1996, respectively.

6.    NOTE PAYABLE - RELATED PARTY

      Pursuant to a loan agreement dated November 1, 1997, the Company may borrow up to $350,000 from a principal stockholder of the Company. The note is secured by a lien on the Company's accounts receivable and a pledge by the other principal stockholders of the shares of the Company's common stock owned by each of them. The note is convertible into common shares of the Company. The note is non-interest bearing. The balance of the note as of December 31, 1997 is $309,929.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


7.    STOCK OPTION PLAN

      During 1995, the Company adopted the 1995 Stock Option Plan (the "Stock Option Plan"), pursuant to which key employees of the Company who have been selected as participants are eligible to receive awards of options to purchase common shares.

      Options granted under the Stock Option Plan may be Incentive Stock Options ("ISOs"), within the meaning of Section 422 of the U.S. Internal Revenue Code, as amended (the "Code"), or non-qualified stock options ("NQSOs"). The exercise price of the options will be determined by the Company when the options are granted, subject to a minimum price in the case of ISOs of the fair market value (as defined in the Stock Option Plan) of the common shares on the date of grant and a minimum price in the case of NQSOs of the par value of the common shares. In the discretion of the Company, the option exercise price may be paid in cash or in common shares or other property having fair market value on the date of exercise equal to the option exercise price, or by delivering to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

      A summary of stock option activity for the years ended December 31, 1997 and 1996 is as follows:

                                                  Number of        Option Price
                                                   Options           Per Share
                                                   -------           ---------

        Outstanding, December 31, 1995             1,000,000              $.001
        Granted                                    1,100,000      $2.50 - $3.30
        Exercised                                     10,000              $.001
        Cancelled                                        -0-
        Outstanding, December 31, 1996             1,990,000

        Granted                                      350,000              $3.00
        Exercised                                    615,000              $.001
        Cancelled                                        -0-
        Outstanding, December 31, 1997             1,725,000

      In addition to the options issued under the Stock Option Plan, the Company granted an additional 105,000 options to purchase shares to certain parties.The weighted average fair value at the dates of the grants for options granted during 1997 and 1996 was $0.742 and $0.726 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                              1997              1996
                                            ---------         -------
                  Expected Life              10 years         10 years
                  Interest Rate                   6.6%             6.0%
                  Volatility                       10%              10%
                  Dividend Yield                 None             None

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


8.    INCOME TAXES

      At December 31, 1997, the Company had net operating loss carryforwards for financial and U.S. Federal income tax purposes of approximately $9,350,000, which are available to offset future taxable income and begin to expire in the year 2007. The utilization of such losses against future profits may be limited, dependent on ownership changes in the Company, therefore no amounts have been recorded for a net deferred tax asset as of December 31, 1997.

      Deferred taxes have not been recorded since temporary differences, consisting primarily of differences related to the method of recognizing bad debts and depreciation, are not considered material by management.

9.    SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

                                                          1997             1996
                                                        --------        -------

        Cash paid during the year for interest            $1,164       $   119,588
        Conversions of debt to equity                        -0-         1,350,000
        Financing and other expenses paid in stock           -0-           584,263
        Liabilities paid in stock                            -0-           100,407
        Assets acquired for stock                            -0-           156,250

10.   RELATED PARTY TRANSACTIONS

      Notes Receivable - Officers

      Notes receivable from officers represents amounts loaned to officers who are also principal shareholders of the Company. The notes are unsecured and are due in full at various dates in the years 1999 and 2000. Interest is payable semi-annually, at 8% per annum. As of December 31, 1997 interest income of approximately $68,000 was recorded.

      Placement Fees

      An officer, director and principal shareholder of the Company has a 33.3% interest in an investment firm whose affiliate received fees in connection with the sale of the Company's securities in a private placement.

11.   OUTSTANDING WARRANTS

      At December 31, 1997, there are warrants outstanding to purchase 991,038 shares of the Company's common stock at prices ranging from $3.00 to $4.00 per share. The warrants become exercisable at various dates through 1999.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997


12.   401(K) PLAN

      The Company maintains a 401(K) plan that covers all eligible employees. The Company matches a percentage of employee contributions, up to a set percentage of compensation, as stated in the plan. The provision for this plan was $1,841 in 1997 and none in 1996.

13.   OPTIONS

      The Company has granted options to two (2) firms which provide marketing services to the Company. Under the terms of these options, such firms can acquire shares of the Company at various prices, based in part upon the amount of revenues generated as a result of the marketing efforts.

14.   SUBSEQUENT EVENTS

      Termination of AT&T Agreement

      The Company is currently negotiating with AT&T, one of its two long distance telecommunications service providers, to terminate its contract. Under the terms of the tentative agreement, the company promises to pay to AT&T the amount of $805,000 as of June 1998, over twelve equal monthly payments. The note is to be personally guaranteed by two of the officers of the Company. The note is non-interest bearing. In consideration thereof, AT&T will release the Company from its current contract, and upon receipt of payment, will waive all minimum usage requirements for subsequent years (see Note 5).

      New Tentative Agreement with MCI

      The company is currently renegotiating its existing contract with MCI, its other long distance telecommunications service provider. The tentative agreement calls for minimum monthly usage, a termination liability of 15% of the Company's remaining monthly usage requirement for each month remaining in the service term, a waiver of under-utilization charges from prior years in the amount of $736,000, and a signing bonus credit of $150,000 and an overutilization bonus of $550,000 to be applied against future billings (see Note 5).

      Debt Placement

      The Company borrowed $500,000 from private investors after year end. These loans are evidenced by secured promissory notes bearing interest at 15% per annum, payable monthly. The notes are due within one year. Additionally, each note contains two warrants, which entitles the holder to purchase 10,000 shares of common stock at a specified price. The warrants expire during 2001.

              LONG DISTANCE DIRECT HOLDINGS, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1997

15.   CONCENTRATIONS OF RISK

      The Company is negotiating with AT&T to terminate its contract as a provider of long distance telecommunication services that the company resells to its customers (see Note 14). In addition, the Company is currently renegotiating its contract with MCI, its other provider of long distance telecommunications services. The Company is pursuing alternative carriers to supplement its arrangement with MCI. AT&T and MCI are currently the sole providers of the long distance telecommunications services that the Company resells to its customers. The future business of the Company will be entirely dependent upon the use of the MCI networks or any future provider of service. Changes in tariffs, regulations, or policies by MCI, or the Company's failure to maintain or renew, or a termination of, such agreements would materially adversely affect the Company's financial condition and could result in a cessation of operations by the Company.

      The Company's customers are commercial businesses and residences and are not concentrated in any particular geographic area of the United States.

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------

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

10.2           Amended Lease Agreement for Suite 1430, 1 Blue Hill Plaza, Pearl
               River, New York 10965, dated December, 1996.**

10.3 Agreement with AT&T dated July, 1995 for supply of long distance telephone service for resale.*

10.4 Agreement with MCI dated March, 1996 for supply of long distance telephone service for resale.*

10.5           1995 Stock Option Plan.*(Spade)

10.6 Agreement with Guthy-Renker Corporation dated as of October 1, 1997 regarding the marketing and distribution of an infomercial.***

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

10.10          Agreement with AT&T dated February, 1997 for supply of long distance telephone service for resale.**

10.11          Amendment to MCI Agreement dated September 23, 1996.**

10.12          Amendment to MCI Agreement dated February 4, 1997.***

10.13          Amendment to MCI Agreement dated April 25, 1997.***

10.14          Addendum to MCI Agreement dated January 7, 1997.***

10.15          Agreement with Credit Education Center, L.L.C. dated August,
               1997.***

10.16          Agreement between Popular Club Plan and Long Distance Direct, Inc.
               dated February 12, 1998.

10.17          Agreement between New Media Telecommunications, Inc. and Long
               Distance Direct, Inc. dated February 25, 1998.

10.18          Addendum to Agreement between New Media Telecommunications, Inc. and
               Long Distance Direct, Inc. dated February 20, 1998.

10.19          Loan Agreement with Business Systems Consultants Limited dated
               November 1, 1997.

10.20          Amendment to Agreement with National Benefits Consultants LLC dated
               May 14, 1998.


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

***Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-31563) filed with the Commission on July 18, 1997 and amendment numbers 1 and 2 thereto filed with the Commission on September 25, 1997 and October 14, 1997, respectively.

*(Spade)A compensatory plan or arrangement.