Form 10QSB
period 1998-03-31
LONG DISTANCE DIRECT HOLDINGS INC
filed 1998-07-06
CIK 844063

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending March 31, 1998
        Commission File Number 33-26019-LA


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of May 31, 1998 is 9,350,924.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                        LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            31-Mar
                                                                                             1998                 December 31,
ASSETS                                                                                   (unaudited)                  1997
------                                                                                   -----------                  ----
CURRENT ASSETS
   Cash                                                                                         (294,380)                50,447
   Accounts receivable (net of allowance for
      doubtful accounts of $1,739,105 and $1,205,230 respectively)                             4,555,981              1,725,556
   Other current assets                                                                          223,653                220,050

                                                                                ------------------------------------------------
          Total Current Assets                                                                 4,485,254              1,996,053
                                                                                ------------------------------------------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                                                       210,726                208,819
   Computer equipment and software                                                               543,747                516,579
   Leasehold improvements                                                                        127,335                127,335
                                                                                ------------------------------------------------
                                                                                                 881,808                852,733
   Less: accumulated depreciation                                                                356,112                312,495
                                                                                ------------------------------------------------
                                                                                                 525,696                540,238
                                                                                ------------------------------------------------

Other Assets                                                                                     136,084                100,213
Officers' Loans                                                                                  563,598                563,598
Prepaid marketing costs                                                                          265,744                262,744

                                                                                               5,976,376              3,462,846
                                                                                ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                                                 280,000                      -
   Notes payable - related party                                                                 509,929                309,929
   Accounts payable                                                                            3,238,224              4,138,448
   Accrued expenses                                                                              308,737                273,356
   Sales and excise taxes payable                                                                933,839                418,944
   Officer's loan payable                                                                         38,748                      -
                                                                                ------------------------------------------------

              Total Current Liabilities                                                        5,309,477              5,140,677
                                                                                ------------------------------------------------
Long Term Liabilities                                                                            3,351,173

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 9,117,000 shares                                                             9,117                  8,967
   Additional paid in capital                                                                 10,922,121             10,924,848
   Accumulated deficit                                                                       (13,615,512)           (12,611,646)
                                                                                ------------------------------------------------

    Total Stockholders' Equity                                                                (2,684,274)            (1,677,831)
                                                                                ------------------------------------------------

                                                                                               5,976,376              3,462,846
                                                                                ================================================

                 See notes to Consolidated Financial Statements

                                 LONG DISTANCE DIRECT HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)

                                               THREE MONTHS        THREE MONTHS
                                               ENDED 3/31/98       ENDED 3/31/97
                                               -------------       -------------
REVENUES                                        $ 4,454,735         $ 2,097,202

CUSTOMER REBATES AND REFUNDS                         19,929               1,204
                                                -----------         -----------

NET REVENUES                                      4,434,806           2,095,998

COST OF SERVICES                                  3,614,107           1,542,722
                                                -----------         -----------

                Gross Profit                        820,699             553,276
                                                -----------         -----------

OPERATING EXPENSES
      Sales and marketing                            92,236              71,819
      General and administrative                  1,721,052             926,803
                                                -----------         -----------

                Total Operating Expenses          1,813,288             998,622
                                                -----------         -----------

LOSS FROM OPERATIONS                               (992,589)           (445,346)

OTHER EXPENSES (INCOME)
   Interest expense                                   5,303               1,164
   Interest income                                                          --
   State income tax                                   5,974
                                                -----------         -----------
               Total Other Expenses (Income)         11,277               1,164

NET LOSS                                        $(1,003,866)        $  (446,510)
                                                ===========         ===========

NET LOSS PER SHARE                                     (.11)              (0.09)

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     THREE MONTHS ENDED

                                                                                              31-Mar-98                31-Mar-97
                                                                                              ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                      ($1,003,866)            ($1,248,406)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                 43,617                  47,868
     Amortization of note discount
     Imputed interest on personal guarantee
     Financing expenses
     Provision for doubtful accounts                                                              533,875                 180,864


Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                                (3,364,300)                (829,711)
     (Increase) decrease in other current assets                                                   (3,603)                (313,936)
     (Increase) decrease  in other assets                                                            (123)                  26,610
     Increase in accounts payable                                                                (900,224)                  42,696
     Increase (decrease) in accrued expenses                                                       35,381                 (339,165)
     Increase (decrease) in sales and excise taxes payable                                        514,895                 (236,187)
     Increase (decrease) in deferred revenue                                                    3,351,173                      -
                                                                                                ----------             -----------

          Total Adjustments to Net Loss                                                           210,691             (1,420,961)
                                                                                --------------------------------------------------

                  Net Cash Used in Operating Activities                                          (793,175)             (2,669,367)
                                                                                --------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Acquisition of property and equipment                                                        (29,075)                (43,545)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds (payment) of notes payable                                                          280,000                (595,000)
     Proceeds (payment) of related party loans                                                    200,000                 406,496
     Proceeds from private placement                                                               (2,577)               3,765,744

                                                                                --------------------------------------------------

                    Net Cash Provided by Financing Activities                                     477,423               3,577,240
                                                                                --------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                  (344,827)                864,328
                                                                                --------------------------------------------------

CASH - Beginning of Period                                                                          50,447                 207,666

CASH - End of Period                                                                            ($294,380)             $1,071,995

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of March 31, 1998 and December 31, 1997 and results of its operations and cash flows for the three month periods ending March 31, 1998 and March 31, 1997.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the Form 10KSB for the period ending December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

         LDDI is a non-facilities-based, or "switchless," reseller of outbound and inbound long-distance telephone, teleconferencing, cellular long distance and calling card services to small and medium-sized commercial customers and residential subscribers. All of the services sold by the Company in 1997 were provided by MCI Telecommunications Corporation("MCI") and AT&T Corporation ("AT&T"). In April, 1998, the Company requested that AT&T terminate its contract and AT&T has agreed to release the Company from its current contractual obligations and to waive all shortfall penalties and termination liabilities upon discharge of the Company's outstanding liability to AT&T of approximately $500,000 at December 31, 1997.

         In 1997, the Company did not meet its minimum purchase requirements under its contract with MCI. The Company believes that it was prevented from meeting its minimum purchase obligation in part because up to 20,000 new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, were not, in practice, activated onto the Company's network. From an operational point of view, MCI has assured the Company that its software difficulties have been rectified and that all current and future accounts sent to MCI for provisioning to the Company's network will be processed correctly.

         In June of 1998, MCI and the Company reached an agreement under which the Company will forgo the benefit of its unbilled revenue from the new customers MCI failed to activate onto the Company's network (approximately $560,000 of unbilled revenue was recorded in the first quarter of 1997) in return for, (i) the waiver by MCI of the entire amount of the Company's liability for underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its existing minimum purchase obligations, (ii) a material reduction in the Company's minimum purchase obligations for the first nine months of the new agreement, (iii) certain performance credits under the new minimum purchase obligations, (iv) reductions in prices charged to the Company by MCI for telephone services which the Company could not otherwise expect to achieve without an increase in its minimum purchase obligations and (v) the issuance by the Company of a three-year promissory note in the amount of $4,200,000 to MCI, which is guaranteed by two of the Company's officers and principal shareholders. The note bears interest at 9.5% and requires semi-monthly payments of principal and interest. Should the Company default on the note, MCI has the right to demand payment of the entire principal due and any accrued interest. There can be no assurance that the the Company will be able to make timely payments on its promissory note to MCI or otherwise fulfill its obligations to MCI.

         MCI has a contractual right to terminate the Company's service should the Company default on its obligations under the new contract. IF MCI exercised this right, it would result in a loss of telephone service to the Company's customer base and would materially adversely affect the Company's ability to continue its operations. The Company is currently sending payments to MCI in accordance with the new contract. Although the Company has signed a new agreement and promissory note, there can be no assurance that MCI will not terminate service for default under the new contract and seek to enforce its lien on LDDI's receivables and other assets.

         The Company is in the process of seeking alternate carriers to supplement its arrangement with MCI.

         In April, 1998, the Company requested that AT&T terminate its contract and AT&T has agreed to release the Company from its current contractual obligations and to waive all penalties for failure to meet minimum purchase requirements (approximately $2,600,000 for 1997) and termination liabilities upon discharge of the Company's outstanding liability to AT&T for telephone services (approximately $500,000 at December 31, 1997). The Company has promised to pay the $500,000 liability to AT&T in twelve equal payments pursuant to a non-interest bearing promissory note that is to be personally guaranteed by two of the Company's officers. There can be no assurance that the Company will be able to make timely payments on its proposed promissory note to AT&T. Should the Company fail to make timely payments on its promissory note to AT&T or otherwise be in default under its arrangement with AT&T, the Company may also be liable for the entire amount of all shortfall penalties proposed to be waived by AT&T. The Company has agreed with AT&T that any customers which the Company has not migrated off the AT&T network by April, 1998, could be transferred by AT&T to its own network. As of June, 1998 the Company still had approximately 1,700 customers on the AT&T network.Since the Company has failed to migrate these customers, their service will be interrupted or AT&T will transfer such customers to its own network.

         Both MCI and AT&T hold liens on the LDDI's receivables and assets in lieu of security deposits.

         The Company markets its services utilizing various channels of distribution. Historically, the Company has marketed its services through three methods typically employed by sellers and resellers of telephone services: field sales, outbound telemarketing, and direct mail. Beginning in the fourth quarter of 1996, the Company began to change its strategy by adding other marketing techniques. In particular, the Company entered into a number of agreements with third parties under certain of which those parties will be primarily responsible, both financially and operationally, for marketing the Company's telecommunications services to their members or customers. The Company test-marketed a televised marketing program in conjunction with Guthy-Renker Distribution, Inc. ("GRD"), which it rolled out in January, 1997, to increase its independent sales force. Although this program generated $2,500,000 in usage revenue in 1997 and $693,000 for the first quarter of 1998, it did not generate the level of revenue anticipated by management principally because of the MCI software problems described above. The Company revised its agreement with GRD under which GRD produced and financed a second infomercial with a different format. This GRD-produced infomercial generated disappointing results. The revised agreement allows the Company to produce and finance its own infomercial if the GRD-produced infomercial fails to generate positive results. As a result, the Company financed and produced a third infomercial - the format of which is similar to that of the first infomercial - which first aired in May of 1998. There can be no assurance that this new Company-produced infomercial will generate results similar to those of the first infomercial. In addition, there can be no assurance that the Company will have sufficient capital to promote the new Company-produced infomercial.

         In January 1997, the Company signed a mutually exclusive agreement with National Benefits Consultants, LLC ("NBC"), a company in alliance with Deloitte & Touche LLP, under which NBC will market the Company's telecommunications services to audit clients of Deloitte & Touche LLP and other commercial entities. The Company's arrangement with NBC generated approximately $285,000 in billed telephone service for the first quarter of 1998.

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

         In June, 1998, the Company signed two agreements with IDT which will enable the Company to provide to its customers both dial-up and Dedicated Internet access.

         Since, in 1997, the Company did not realize the level of revenue anticipated from its marketing arrangements, the Company has taken steps to reduce its operating costs by reducing its personnel and other costs.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

         Gross revenues for the three months ended March 31, 1998 were $4,455,000 as compared to $2,097,000 for the three months ended March 31, 1997. The increase in sales is attributable to revenue generated by the Company's new televised marketing program,its agreement with National Benefits Consultants, LLC ("NBC") and its other marketing strategies. The Company's televised marketing program generated $693,000 or 16% of total revenue in billed telephone service. The Company's arrangement with NBC generated $285,000 or 6% of total revenue in billed telephone service. In addition, $1.4 million or 31% of revenue was generated in the first quarter of 1998 through membership fees charged to the Company's customers in relation to a psychic marketing program conducted in conjunction with one of its marketing partners.

         Gross revenues for the period ended March 31, 1997 included unbilled revenue of approximately $.5 million in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which formed a large portion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company had not received the benefit of these billings at March 31, 1997. MCI and the Company have reached an agreement under which the Company has forgone the benefit of such unbilled revenue in return for various accommodations described above.

         The Company estimates that, when the nine month ramp period has expired under the new contract with MCI described above, in order to meet its new minimum purchase obligations, the Company must bill its customers approximately $17,000,000 (annually) at the current gross profit margin level of 30%. Under the new contract with MCI, the sales levels needed to meet the Company's obligations to MCI would be $900,000 during the first quarter following the inception date of the new contract; $1,300,000 during the second quarter; $2,100,000 during the third quarter; and $4,250,000 quarterly thereafter.

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

         Gross profit was $821,000 and $553,000 for the three months ended March 31, 1998 and 1997, respectively. As a percentage of gross sales, the gross profit margins for the three months ended March 31, 1998 and 1997 were 18% and 26%, respectively. This decrease is attributable to lower profit margins related to two of the Company's marketing arrangements. Revenue generated from the arrangement with NBC yields a lower price per minute in comparison to the Company's other sources of revenue. In addition, profit margins generated from psychic membership fees charged to customers are lower than those generated from long distance revenue.

         Sales and marketing expenses were $92,000 and $72,000 for the three months ended March 31, 1998 and 1997, respectively. As a percentage of gross sales, sales and marketing expenses decreased from 3% for the three months ended March 31, 1997 to 2% for the three months ended March 31, 1998. The percentage decrease is attributable to two factors: limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1998, in particular to the relationships with third parties who are responsible for marketing the Company's services; and increased sales levels in 1998.

         General and administrative expenses were $1,721,000 and $927,000 for the three months ended March 31, 1998, and 1997, respectively. As a percentage of gross sales, general and administrative expenses for the three months ended March 31, 1998 and 1997 were 33% and 44%, respectively. Factors which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales, including payroll and related administrative costs. Additional billing costs were incurred in 1998 to meet the needs of the Company's new marketing strategies. In the first quarter of 1998, the Company increased its provision for bad debt based upon 1997 experience with uncollectable receivables.

         The Company incurred a net loss of $1,054,000 for the three months ended March 31, 1998 compared to a net loss of $447,000 for the three months ended March 31, 1997.

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

         The Company is in the process of raising debt financing in a private offering that has not been registered under the Securities Act of 1933 in order to meet short term capital requirements. The Company is seeking to raise up to $1,500,000 from a limited group of selected accredited investors and has raised approximately $1,000,000 since the private offering commenced in February, 1998. The proceeds of the debt financing to date have been used to fund the Company's marketing ventures and for working capital purposes. There can be no assurance that the Company will be able to raise any debt financing in excess of the $1,000,000 received to date, or that any other financing will be available on acceptable terms or at all.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 1998                       Long Distance Direct Holdings, Inc.

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