Form 10QSB/A
period 1998-03-31
LONG DISTANCE DIRECT HOLDINGS INC
filed 1998-07-07
CIK 844063

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

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     THREE MONTHS ENDED

                                                                                              31-Mar-98                31-Mar-97
                                                                                              ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                      ($1,003,866)              ($446,510)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                 43,617                  31,187
     Amortization of note discount
     Imputed interest on personal guarantee
     Financing expenses
     Provision for doubtful accounts                                                              533,875                  58,311


Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                                (3,364,300)              (1,410,088)
     (Increase) decrease in other current assets                                                   (3,603)                  84,509
     (Increase) decrease  in other assets                                                            (123)                 (77,378)
     Increase in accounts payable                                                                (900,224)                 988,297
     Increase (decrease) in accrued expenses                                                       35,381                 (152,187)
     Increase (decrease) in sales and excise taxes payable                                        514,895                   (5,919)
     Increase (decrease) in long term liabilities                                               3,351,173                      --
                                                                                                ----------             -----------

          Total Adjustments to Net Loss                                                           210,691                 (483,268)
                                                                                --------------------------------------------------

                  Net Cash Used in Operating Activities                                          (793,175)                (929,778)
                                                                                --------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Acquisition of property and equipment                                                        (29,075)                (110,639)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds (payment) of notes payable                                                          280,000                     --
     Proceeds (payment) of related party loans                                                    200,000                  123,990
     Proceeds from private placement                                                               (2,577)               1,627,449

                                                                                --------------------------------------------------

                    Net Cash Provided by Financing Activities                                     477,423               1,751,439
                                                                                --------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                  (344,827)                 711,022
                                                                                --------------------------------------------------

CASH - Beginning of Period                                                                          50,447                 962,471

CASH - End of Period                                                                            ($294,380)              $1,673,493

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

         General and administrative expenses were $1,721,000 and $927,000 for the three months ended March 31, 1998, and 1997, respectively. As a percentage of gross sales, general and administrative expenses for the three months ended March 31, 1998 and 1997 were 39% and 44%, respectively. Factors which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales, including payroll and related administrative costs. Additional billing costs were incurred in 1998 to meet the needs of the Company's new marketing strategies. In the first quarter of 1998, the Company increased its provision for bad debt based upon 1997 experience with uncollectable receivables.

         The Company incurred a net loss of $1,004,000 for the three months ended March 31, 1998 compared to a net loss of $447,000 for the three months ended March 31, 1997.

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

Dated: July 7, 1998                       Long Distance Direct Holdings, Inc.

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