Form 10QSB
period 1998-06-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 1998-10-30
CIK 844063

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ending June 30, 1998
        Commission File Number 33-26019-LA


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer's common equity, as of June 30, 1998 is 9,629,000.

        Transitional small business disclosure Format (check one):

                                                         Yes          No  X
                                                             ---         ---

                        LONG DISTANCE DIRECT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           30-June
                                                                                             1998                 December 31,
ASSETS                                                                                   (unaudited)                  1997
------                                                                                   -----------                  ----
CURRENT ASSETS
   Cash                                                                                            5,824                 50,447
   Accounts receivable (net of allowance for
      doubtful accounts of $2,346,250 and $1,205,230 respectively)                             4,705,148              1,725,556
   Other current assets                                                                          215,248                220,050

                                                                                ------------------------------------------------
          Total Current Assets                                                                 4,926,220              1,996,053
                                                                                ------------------------------------------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                                                       210,736                208,819
   Computer equipment and software                                                               557,169                516,579
   Leasehold improvements                                                                        127,335                127,335
                                                                                ------------------------------------------------
                                                                                                 895,240                852,733
   Less: accumulated depreciation                                                                400,771                312,495
                                                                                ------------------------------------------------
                                                                                                 494,469                540,238
                                                                                ------------------------------------------------

Other Assets                                                                                     168,100                100,213
Officers' Loans                                                                                  555,449                563,598
Prepaid marketing costs                                                                          287,931                262,744
                                                                                ------------------------------------------------
                                                                                               6,432,169              3,462,846
                                                                                ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - current                                                                       429,979                      -
   Notes payable - related party                                                                 519,299                309,929
   Accounts payable                                                                            3,486,479              4,138,448
   Accrued expenses                                                                              534,344                273,356
   Taxes payable                                                                               1,444,195                418,944
                                                                                ------------------------------------------------

              Total Current Liabilities                                                        6,414,296              5,140,677
                                                                                ------------------------------------------------
LONG TERM LIABILITIES                                                                          3,038,220                     --

STOCKHOLDERS' EQUITY
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 9,629,000 shares                                                             9,629                  8,967
   Additional paid in capital                                                                 11,260,641             10,924,848
   Accumulated deficit                                                                       (14,290,617)           (12,611,646)
                                                                                ------------------------------------------------

    Total Stockholders' Equity                                                                (3,020,347)            (1,677,831)
                                                                                ------------------------------------------------

                                                                                               6,432,169              3,462,846
                                                                                ================================================

                 See notes to Consolidated Financial Statements

                                 LONG DISTANCE DIRECT HOLDINGS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (UNAUDITED)

                                               THREE MONTHS        YEAR TO DATE      THREE MONTHS         YEAR TO DATE
                                               ENDED 6/30/98         6/30/98         ENDED 6/30/97         6/30/97
                                               -------------       -------------     -------------      ----------------
REVENUES                                          $5,111,634          9,566,369      $2,632,111          $4.729,313

CUSTOMER REBATES AND REFUNDS                          51,229             71,158           2,759               3,963
                                                ------------      -------------      -----------         -----------

NET REVENUES                                       5,060,405          9,495,211       2,629,352           4,725,350

COST OF SERVICES                                   3,862,002          7,476,109       2,204,216           3,746,938
                                                ------------        -----------      -----------         -----------

                Gross Profit                       1,198,403          2,019,102         425,136             978,412
                                                ------------        -----------      ----------          -----------

OPERATING EXPENSES
      Sales and marketing                            88,041             180,277         176,303             248,122
      General and administrative                  1,766,673           3,487,725       1,229,971           2,156,774
                                                -----------         -----------      ----------          ----------

                Total Operating Expenses          1,854,714           3,668,002      1,406,274            2,404,896
                                                 -----------         -----------     ----------           ----------


LOSS FROM OPERATIONS                               (656,311)         (1,648,900)      (981,138)          (1,426,484)

OTHER EXPENSES (INCOME)
   Interest expense                                  18,730              24,033             --                1,164
   Interest income                                       --                  --             --                   --
   State income tax                                      64               6,038             --                    0
                                                -----------         -----------      ---------           ----------
               Total Other Expenses (Income)         18,794              30,071                               1,164
                                                -----------         -----------      ---------           ----------

NET LOSS                                        $ (675,105)         $(1,678,971)     $ (981,138)         $(1,427,648)

                                                ===========         ===========     ============        =============

NET LOSS PER SHARE                                   (0.07)               (0.18)         (0.11)               (0.18)

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       SIX MONTHS ENDED

                                                                                              30-Jun-98                30-Jun-97
                                                                                              ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                      $(1,678,971)            $(1,427,648)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                 95,456                  64,583
     Amortization of note discount
     Imputed interest on personal guarantee
     Financing expenses
     Provision for doubtful accounts                                                            1,143,165                 336,029


Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                                (4,120,612)              (3,180,069)
     (Increase) decrease in other current assets                                                    4,802                   (8,097)
     (Increase) decrease  in other assets                                                         (84,925)                   1,912
     Increase (decrease) in accounts payable                                                      (651,969)               2,071,712
     Increase (decrease) in accrued expenses                                                      251,663                 (177,398)
     Increase (decrease) in sales and excise taxes payable                                      1,025,251                   (7,994)
     Increase (decrease) in long term liabilities                                               3,038,220                      --
                                                                                              ------------            ------------

          Total Adjustments to Net Loss                                                           701,051                 (899,322)
                                                                                              ------------            ------------

                  Net Cash Used in Operating Activities                                          (977,920)              (2,326,970)
                                                                                              ------------            ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Acquisition of property and equipment                                                        (42,507)                (227,229)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds (payment) of notes payable                                                          429,979                     --
     Proceeds (payment) of related party loans                                                    209,370                   39,319
     Proceeds from private placement (net of expenses)                                            336,455                2,463,199
                                                                                              ------------            ------------

                    Net Cash Provided by Financing Activities                                     975,804                2,502,518
                                                                                              ------------            ------------

NET INCREASE (DECREASE) IN CASH                                                                   (44,623)                 (51,681)
                                                                                              ------------            ------------

CASH - Beginning of Period                                                                         50,447                  962,471

CASH - End of Period                                                                          $     5,824             $    910,790

                      LONG DISTANCE DIRECT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's position as of June 30, 1998 and December 31, 1997 and results of its operations and cash flows for the six month periods ending June 30, 1998 and June 30, 1997.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the Form 10KSB for the period ending December 31, 1997.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto appearing herein. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and analysis and elsewhere in this report. Factors that could cause actual results to differ are: the Company's ability to obtain sufficient funds to finance near term and long term working capital needs; the Company's ability to satisfy its past due obligation to MCI; the Company's ability to satisfy its past due obligation to AT&T; the Company's ability to collect its outstanding receivables; competition in the long distance telecommunications industry; ability of the Company's marketing strategies to develop sufficient levels of revenue to sustain growth; customer attrition; federal and state regulation of the telecommunications industry; the Company's ability to manage its information systems for rapid growth; and retention of key personnel.

         In the third quarter of 1998, Long Distance Direct Holdings, Inc.(LDDH) became a shareholder in a new business, incorporated as PowerChannel, Inc.. PowerChannel has been formed to provide a unique worldwide program of free or near-free Internet access utilizing the television. The risk factors associated with this venture are as follows: PowerChannel's ability to obtain sufficient funds to finance near term and long term working capital needs; competition in the Internet and TV-based personal computer services industry; ability of PowerChannel's marketing strategy to develop sufficient levels of revenue to sustain growth; customer attrition; federal and state regulation of the Internet industry; retention of key personnel.

GENERAL

         In the third quarter of 1998, Long Distance Direct Holdings, Inc.(LDDH) became a shareholder in a new business, incorporated as PowerChannel, Inc.. PowerChannel has been formed to provide a unique worldwide program of Internet access utilizing the television. The technology will employ a set-top box, infrared remote control keyboard, and a regular remote control. PowerChannel has signed an agreement with American Interactive Media, Inc. ("AIM") to purchase set-top Internet access devices, supported by AIM's proprietary webPassport (TM) Internet access service, which provides subscribers with full access to the Internet through their existing television sets without the need for a computer. It is intended that the underlying Internet access will be supplied to PowerChannel by LDDH on arm's length terms through its previously announced agreement with IDT Corporation, a major national Internet backbone supplier, under which LDDH has become an ISP (Internet Service Provider.) PowerChannel's unique combination of set-top box and proprietary services will allow households free or near-free use of the Internet without the need of a personal computer. PowerChannel will also offer a video phone option, with flat rate telephony services. PowerChannel intends to commence installation of the devices in the fourth quarter of 1998, with a full rollout scheduled for the second quarter of 1999. In addition to supplying PowerChannel with its Internet access, LDDH will supply the telephony service for the video phone option and will market its long-distance telephone service to those of PowerChannel's subscribers who do not take the video phone option.

         The Company plans to continue to offer long distance service through its existing company - Long Distance Direct, Inc. ("LDDI") - a subsidiary of Long Distance Direct Holdings, Inc. ("LDDH").

         Long Distance Direct, Inc. (LDDI), a subsidiary of Long Distance Direct Holdings, Inc., (LDDH) is a specialty marketer of telephone, teleconferencing, cellular long distance, voice mail, Internet and prepaid phone cards to small and medium sized commercial as well as residential customers. The Company has pursued non-traditional marketing channels such as infomercials and strategic partnering with large well-established firms and organizations to compete in the telecommunications industry and differentiate itself among competitors. All of the services sold by the Company through June 30, 1998 were provided by MCI Telecommunications Corporation("MCI") and AT&T Corporation ("AT&T").


         In 1997 and 1998, LDDI did not meet its minimum purchase requirements under its contract with MCI. The Company believes that it was prevented from meeting its minimum purchase obligation in 1997 in part because up to 20,000 new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, were not, in practice, activated onto the Company's network.

          In June of 1998, MCI and LDDI reached an agreement under which the Company forwent the benefit of its unbilled revenue from the new customers MCI failed to activate onto the Company's network (approximately $1,300,000 of unbilled revenue was recorded in the first six months of 1997) in return for,
(i) the waiver by MCI of the entire amount of the Company's liability for underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its existing minimum purchase obligations, (ii) a material reduction in the Company's minimum purchase obligations for the first nine months of the new agreement, (iii) certain performance credits under the new minimum purchase obligations, (iv) reductions in prices charged to the Company by MCI for telephone services which the Company could not otherwise expect to achieve without an increase in its minimum purchase obligations and (v) the issuance by the Company of a three-year promissory note in the amount of $4,200,000 to MCI, which is guaranteed by two of the Company's officers and principal shareholders. The note bears interest at 9.5% and requires semi-monthly payments of principal and interest. Should the Company default on the note, MCI has the right to demand payment of the entire principal due and any accrued interest.

         In August, 1998,LDDI failed to meet its obligations to MCI under this new contract for either the note payments nor current usage payments. In order to reduce the current usage payments, the Company had taken steps to switch a significant proportion of its customers to a new carrier in the third quarter of 1998. MCI exercised its contractual right and suspended the Company's service due to default on its obligations under the new contract. Management believes that a majority in number of the Company's customers were switched to Cable and Wireless before MCI suspended its service.

         The Company has approached MCI to determine whether the arrangements entered into in June, 1998 can be restructured to accommodate the Company's cash position and allow LDDI to recommence using MCI's service upon a recapitalization of the Company. If such discussions are not successful, there can be no assurance that MCI will not seek to enforce its lien on LDDI's receivables and other assets. In the event that MCI does so seek, the Company will vigorously contest MCI's action and will assert in law its claims against MCI for damages sustained in 1997 in the circumstances described above.

          In April, 1998, LDDI requested that AT&T terminate its contract and AT&T has agreed to release LDDI from its current contractual obligations and to waive all shortfall penalties and termination liabilities upon discharge of LDDI's outstanding liability to AT&T of approximately $850,000 at August 31, 1998. LDDI has promised to pay the $850,000 liability to AT&T through a payment plan pursuant to a non-interest bearing promissory note. There can be no assurance that LDDI will be able to make timely payments on its proposed promissory note to AT&T. Should LDDI fail to make timely payments on its promissory note to AT&T or otherwise be in default under its arrangement with AT&T, LDDI may also be liable for the entire amount of all shortfall penalties proposed to be waived by AT&T.

         Both MCI and AT&T hold liens on LDDI's receivables and assets in lieu of security deposits.


         In June, 1998, the Company signed two agreements with IDT which will enable the Company to provide to its customers both dial-up and Dedicated Internet Access. In July, 1998, the Company signed a Loan and Services Agreement with IDT whereby IDT loaned the Company $300,000 at an interest rate of 12% per annum.This loan is payable together with all accrued interest on the first anniversary date of the agreement. In addition, IDT agreed to make additional loans of $50,000 each at various times during the term of the agreement. Each of these loans also bears interest at a rate of 12% per annum and is payable with all accrued interest on the six month anniversary of the date that the loan is made to the Company. As of October 29, 1998, only one of these additional loans had been made. IDT has the option to convert any unpaid principal or interest balance into shares of LDDI's common stock at a conversion rate of $1.00 per share. IDT's obligation to make loans to the Company was conditioned upon the Company entering into an agreement with IDT to provide standard carrier services and Internet services to the Company's end users.

         Since LDDI's 1997 marketing ventures did not generate the anticipated level of revenue, the Company has begun to reduce operating costs by reducing personnel.



RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

         Gross revenues for the six months ended June 30, 1998 were $9,566,369 as compared to $4,729,313 for the six months ended June 30,1997. The increase in sales is attributable to revenue generated by the Company's psychic marketing program, its televised marketing program, and its agreement with National Benefits Consultants, LLC ("NBC"). For the six months ended June 30, 1998, the Company's psychic marketing program generated $3,254,980 million or 34% of revenue through membership fees charged to the Company's customers in relation to the program . The televised marketing program generated approximately $1,300,000 or 14% of gross revenue in billed telephone sales. The Company's arrangement with NBC generated approximately $1,079,000 or 11% of gross revenue.

         Gross revenues for the period ended June 30, 1997 included a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which formed a large portion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company had not received the benefit of these billings at June 30, 1997. MCI and the Company reached an agreement in June, 1998 under which the Company forwent the benefit of such unbilled revenue in return for various accommodations described above. Since the Company was not able to meet its obligations under the new agreement, it has migrated a majority in number of its customer base to a new carrier - Cable and Wireless - through its aboved-mentioned relationship with IDT.



         Gross profit was $2,019,102 and $978,412 for the six months ended June 30, 1998 and 1997, respectively. As a percentage of gross sales, the gross profit margins were 21% for the six months ended June 30, 1998 and 1997. For the six months ended June 30, 1997, the Company incurred a loss of approximately $244,000 with respect to the sale of marketing kits sold through the Company's televised marketing program. No such loss was recorded for the six months ended June 30, 1998 but the benefit of this was offset by lower profit margins related to two of the Company's marketing arrangements. Revenue generated from the arrangement with NBC yields a lower price per minute in comparison to the Company's other sources of revenue. In addition, profit margins generated from psychic membership fees charged to customers are lower than those generated from long distance telephone revenue.

         Sales and marketing expenses were $180,277 and $248,122 for the six months ended June 30, 1998 and 1997, respectively. As a percentage of gross sales, sales and marketing expenses decreased from 5% for the six months ended June 30, 1997 to 2% for the six months ended June 30, 1998. The percentage decrease is attributable to two factors: limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1998, in particular to the relationships with third parties who are responsible for marketing the Company's services; and increased sales levels in 1998.

         General and administrative expenses were $3,487,725 and $2,156,774 for the six months ended June 30, 1998, and 1997, respectively. As a percentage of gross sales, general and administrative expenses for the six months ended June 30, 1998 and 1997 were 36% and 46%, respectively. Factors which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in 1998 in anticipation of increased levels of sales, including payroll and related administrative costs. Additional billing costs were incurred in 1998 to meet the needs of the Company's new marketing strategies particularly the psychic marketing program. In the first six months of 1998, the Company increased its provision for bad debt based upon 1997 experience with uncollectible receivables. Since the Company's marketing plans did not produce the anticipated level of revenue, the Company has taken steps to streamline expenses by reducing personnel in the third quarter.

         The Company incurred a net loss of $1,678,971 for the six months ended June 30, 1998 compared to a net loss of $1,427,648 for the six months ended June 30, 1997.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

         Gross revenues for the three months ended June 30, 1998 were $5,111,634 as compared to $2,632,111 for the three months ended June 30,1997.
The increase in sales is attributable to revenue generated by the Company's psychic marketing program, its televised marketing program, and its agreement with National Benefits Consultants, LLC ("NBC"). For the three months ended June 30, 1998, the Company's psychic marketing program generated $1,878,997 or 37% of revenue through membership fees charged to the Company's customers in relation to the program . The televised marketing program generated approximately $625,000 or 12% of gross revenue in billed telephone sales. The Company's arrangement with NBC generated approximately $794,169 or 16% of gross revenue.


         Gross revenues for the quarter ended June 30, 1997 included a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which formed a large portion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company had not received the benefit of these billings at June 30, 1997. MCI and the Company reached an agreement in June, 1998 under which the Company forwent the benefit of such unbilled revenue in return for various accommodations described above. Since the Company was not able to meet its obligations under the new agreement, it has migrated a majority of its customer base to a new carrier - Cable and Wireless - through its above-mentioned relationship with IDT Corporation.

         Gross profit was $1,198,403 and $425,136 for the three months ended June 30, 1998 and 1997, respectively. As a percentage of gross sales, the gross profit margins for the three months ended June 30, 1998 and 1997 were 23% and 16%, respectively. This increase is attributable to the fact that for the three months ended June 30, 1997, the company incurred a loss of approximately $264,000 with respect to the sale of marketing kits sold through the Company's televised marketing program. No such loss was recorded for the three months ended June 30, 1998 but the benefit of this was offset by lower profit margins related to two of the Company's marketing arrangements. Revenue generated from the arrangement with NBC yields a lower price per minute in comparison to the Company's other sources of revenue. In addition, profit margins generated from psychic membership fees charged to customers are lower than those generated from long distance revenue.


         Sales and marketing expenses were $88,041 and $176,303 for the three months ended June 30, 1998 and 1997, respectively. As a percentage of gross sales, sales and marketing expenses decreased from 7% for the three months ended June 30, 1997 to 2% for the three months ended June 30, 1998. The percentage decrease is attributable to two factors: limited expenditure on account acquisition from outbound telemarketing firms due to concentration on other marketing strategies in 1998, in particular to the relationships with third parties who are responsible for marketing the Company's services; and increased sales levels in 1998.

         General and administrative expenses were $1,766,673 and $1,229,971 for the three months ended June 30, 1998, and 1997, respectively. As a percentage of gross sales, general and administrative expenses for the three months ended June 30, 1998 and 1997 were 35% and 47%, respectively. Factors which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in anticipation of increased levels of sales, including payroll and related administrative costs. Additional billing costs were incurred in 1998 to meet the needs of the Company's new marketing strategies. In the second quarter of 1998, the Company increased its provision for bad debt based upon 1997 experience with uncollectible receivables.

         The Company incurred a net loss of $675,105 for the three months ended June 30, 1998 compared to a net loss of $981,138 for the three months ended June 30, 1997.




LIQUIDITY AND CAPITAL RESOURCES


         In the third quarter of 1998, Long Distance Direct Holdings, Inc.(LDDH) became a shareholder in a new business, incorporated as PowerChannel, Inc.. PowerChannel has been formed to provide a unique worldwide program of Internet access utilizing the television. PowerChannel plans to raise capital utilizing individual investors and/or strategic partners and is currently engaged in a Private Placement of shares under Rule 506 of Regulation D of the Securities Act of 1933. PowerChannel expects negative cash flow from operations as it expands its technical, marketing, sales and administrative capabilities. PowerChannel believes that the resources raised through this financing will provide adequate liquidity to meet its needs in respect of testing the program and establishing its base operations and its marketing methods. There can be no assurance that sufficient funding will be raised to provide this liquidity nor that this venture will cease to result in negative cash flow from operations.

         LDDI (the Company's existing telecommunications business) has sustained operating losses for each year of its existence due to a lack of working capital to finance adequate levels of marketing expenditure, insufficient revenues and other reasons. Since its inception, the Company has financed its operational losses through debt and equity placements and will need to continue to do so until revenues reach such levels that enough working capital is generated from its operations. There can be no assurance that the Company will realize this level of revenue.

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

         The Company completed a debt financing in a private offering that was not registered under the Securities Act of 1933 in order to meet short term capital requirements. The Company sought to raise up to $1,500,000 from a limited group of selected accredited investors and successfully raised approximately $1,000,000 since the private offering commenced in February, 1998. The proceeds of the debt financing were used to fund the Company's marketing ventures and for working capital purposes.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 1998                   Long Distance Direct Holdings, Inc.

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