Form 10QSB
period 1998-09-30
LONG DISTANCE DIRECT HOLDINGS INC
filed 2000-10-17
CIK 844063

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ending September 30, 1998 Commission File Number 333-

                      Long Distance Direct Holdings, Inc.
       (Exact name of small business issuer as specified in its charter)


           Nevada                                   33-0323376
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                   Identification No.)


                 20 Squadron Blvd., Ste. 210, New City, NY 10956
                 -----------------------------------------------
                    Issuer's telephone number: 845-639-0600


                    1 Blue Hill Plaza, Pearl River, NY 10965
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes             No X
                                                    ---           ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of September 30, 1998 is approximately 10,600,000.

        Transitional small business disclosure Format (check one):

                                                Yes             No  X
                                                    ---            ---

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto appearing herein. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this discussion and analysis and elsewhere in this report. Factors that could have or did cause actual results to differ were: the Company's ability to obtain sufficient funds to finance near term and long term working capital needs; the Company's ability to satisfy its past due obligation to MCI; the Company's ability to satisfy its past due obligation to AT&T; the Company's ability to collect its outstanding receivables; competition in the long distance telecommunications industry; ability of the Company's marketing strategies to develop sufficient levels of revenue to sustain growth; customer attrition; federal and state regulation of the telecommunications industry; the Company's ability to manage its information systems for rapid growth; and retention of key personnel.

         In the third quarter of 1998, Long Distance Direct Holdings, Inc.(LDDH) became a shareholder in a new business, incorporated as PowerChannel, Inc. PowerChannel was formed to provide a unique worldwide program of free or near-free Internet access utilizing the television. As of November 15, 1998, some of the risk factors associated with this venture were expected to be as follows: PowerChannel's ability to obtain sufficient funds to finance near term and long term working capital needs; competition in the Internet and TV-based personal computer services industry; ability of PowerChannel's marketing strategy to develop sufficient levels of revenue to sustain growth; customer attrition; federal and state regulation of the Internet industry; retention of key personnel.

GENERAL

         Long Distance Direct, Inc. (LDDI), a subsidiary of Long Distance Direct Holdings, Inc., (LDDH) is a specialty marketer of telephone, teleconferencing, cellular long distance, voice mail, Internet and prepaid phone cards to small and medium sized commercial as well as residential customers. The Company has pursued non-traditional marketing channels such as infomercials and strategic partnering with large well-established firms and organizations to compete in the telecommunications industry and differentiate itself among competitors. All of the services sold by the Company through September 30, 1998 were provided by MCI Telecommunications Corporation("MCI"), AT&T Corporation ("AT&T") and Cable and Wireless, Inc. ("Cable and Wireless") through its 1998 agreement with IDT Corporation ("IDT").

         The Company has experienced a reduction in its business operation due to the inability of the Company's various marketing programs to generate sufficient revenues.

         In the third quarter of 1998, Long Distance Direct Holdings, Inc.(LDDH) became a shareholder in a new business, incorporated as PowerChannel, Inc.. PowerChannel was formed to provide a unique worldwide program of Internet access utilizing the television. The technology will employ a set-top box, infrared remote control keyboard, and a regular remote control. PowerChannel signed an agreement with American Interactive Media, Inc. ("AIM") to purchase set-top Internet access devices, supported by AIM's proprietary webPassport (TM) Internet access service, which provides subscribers with full access to the Internet through their existing television sets without the need for a computer. It was intended that the underlying Internet access would be supplied to PowerChannel by LDDH on arm's length terms through its previously announced agreement with IDT Corporation, a major national Internet backbone supplier, under which LDDH became an ISP (Internet Service Provider). PowerChannel's unique combination of set-top box and proprietary services is expected to allow households free or near-free use of the Internet without the need of a personal computer. PowerChannel also intends to offer a video phone option, with flat rate telephony services. PowerChannel hopes to commence installation of the devices in the fourth quarter of 1998, with a full rollout scheduled for the second quarter of 1999. In addition to supplying PowerChannel with its Internet access, LDDH expected to supply the telephony service for the video phone option and will market its long-distance telephone service to those of PowerChannel's subscribers who do not take the video phone option. As a result of the Company's subsequent financial difficulties and PowerChannel's dispute with

AIM, PowerChannel delayed the roll-out of its service. As of the date of filing of this report, such roll-out had not yet commenced in the United States.

         In light of the reduction in its business operations, the Company signed a twelve month agreement with PowerChannel, Inc. in August, 1998 to provide a proportion, not exceeding 50%, of certain of its employees' professional time and received, in consideration, a warrant to purchase an additional 2,000,000 shares of PowerChannel's stock at 10 cents per share.

         In October, 1998, the Company entered into an agreement with DMS Telecom Services. This agreement was entered into because of the problems which arose due to the termination by MCI of the Company's service and the unsuccessful attempt of IDT to provision the Company's dedicated customer base described below. The purpose of the agreement was to provide for the smooth transition of the customers to another carrier. The Company agreed to continue to provide billing services with regard to the customers and to pay MCI for related carrier costs during the transition period.

         In July, 1998, the Company signed a Carrier Service Agreement with
IDT designed to enable the Company to provide to its customers both dial-up and Dedicated Internet Access. In July, 1998, the Company also signed a Loan and Services Agreement with IDT whereby IDT loaned the Company $300,000 at an interest rate of 12% per annum. This loan was payable together with all accrued interest on the first anniversary date of the agreement. In addition, IDT agreed to make additional loans of $50,000 each at various times during the term of the agreement. Each of these loans also bore interest at a rate of 12% per annum and was payable with all accrued interest on the six month anniversary of the date that the loan is made to the Company. As of October 29, 1998, only one of these additional loans had been made. IDT had the option to convert any unpaid principal or interest balance into shares of the Company's common stock at a conversion rate of $1.00 per share.

         IDT's obligation to make loans to the Company was conditioned upon the Company entering into an agreement with IDT to provide standard carrier services and Internet services to the Company's end users. However, due to IDT's inability to successfully provision the Company's dedicated customer base on a timely basis, the Company lost a large majority of its dedicated customers and related revenue and, consequently, its marketing partnership with DMS Telecom Services.

         In 1997 and 1998, LDDI did not meet its minimum purchase requirements under its contract with MCI. The Company believes that it was prevented from meeting its minimum purchase obligation in 1997 principally because up to 20,000 new customers acquired by the Company since January 1, 1997 and processed through MCI were confirmed to LDDI's service but, due to software problems at MCI, were not, in practice, activated onto the Company's network.

          In June 1998, MCI and LDDI reached an arrangement under which the Company, in order to avoid being forced out of business, agreed to forgo the benefit of its 1997 unbilled revenue from the new customers MCI failed to activate onto the Company's network (approximately $1,800,000 of unbilled revenue was recorded in the first nine months of 1997) in return for, (i) the waiver by MCI of the entire amount of the Company's liability for underutilization charges of approximately $736,000 and $929,000 as of December 31, 1997 and May 31, 1998, respectively, under its existing minimum purchase obligations, (ii) a material reduction in the Company's minimum purchase obligations for the first nine months of the new agreement, (iii) certain performance credits under the new minimum purchase obligations, (iv) reductions in prices charged to the Company by MCI for telephone services which the Company could not otherwise expect to achieve without an increase in its minimum purchase obligations and (v) the issuance by the Company of a three-year promissory note in the amount of $4,200,000 to MCI, which is guaranteed by two of the Company's officers and principal shareholders. The note bears interest at 9.5% and requires semi-monthly payments of principal and interest. Should the Company default on the note, MCI has the right to demand payment of the entire principal due and any accrued interest.

         The Company failed to meet its obligations to MCI under this new contract for either the note payments nor current usage payments. In order to reduce the current usage payments, the Company took steps to switch a significant proportion of its customers to a new carrier - Cable and Wireless, Inc. (through its previously mentioned agreement with IDT Corporation). MCI exercised its contractual right and suspended the Company's service due to default on its obligations under the new contract. Management believes that a majority in number of the Company's customers utilizing switched services were migrated to Cable and Wireless before MCI suspended its service. However, due to IDT's inability to successfully provision the Company's dedicated customer base on a timely basis, the Company lost a large majority of its dedicated customers and related revenue and, consequently, its marketing partnership with DMS Telecom Services (see above for discussion of October 1998 agreement with DMS).

            The Company approached MCI to determine whether the arrangements entered into in June, 1998 could be restructured to accommodate the Company's cash position and allow LDDI to recommence using MCI's service upon a recapitalization of the Company. If such discussions are not successful, there can be no assurance that MCI will not seek to enforce its lien on LDDI's receivables and other assets. In the event that MCI does so seek, the Company will vigorously contest MCI's action and will assert in law its claims against MCI for damages sustained in 1997 in the circumstances described above. As a result of the Company's subsequent financial difficulties, the arrangements with MCI were not restructured; there was no recapitalization of the Company; and the Company did not recommence using MCI's service. As of the date of filing of this report, MCI has not enforced its lien on LDDI's receivables and other assets.

         In April, 1998, LDDI requested that AT&T terminate its contract and AT&T agreed to release LDDI from its contractual obligations and to waive all shortfall penalties and termination liabilities upon discharge of LDDI's outstanding liability to AT&T of approximately $850,000 at August 31, 1998. As of November 15, 1998, LDDI was in the process of negotiating with AT&T to pay the $850,000 liability through a payment plan pursuant to a non-interest bearing promissory note. There can be no assurance that LDDI will be able to make timely payments on its proposed promissory note to AT&T. Should LDDI fail to make timely payments on its promissory note to AT&T or otherwise be in default under its arrangement with AT&T, LDDI may also be liable for the entire amount of all shortfall penalties proposed to be waived by AT&T. In December, 1999, legal counsel for AT&T notified the Company of its outstanding balance of $1,037,684 and threatened legal action against the Company in the event this claim is not resolved. As of the date of filing of this report, the Company is unaware of any legal action subsequently filed by AT&T against the Company.

         Both MCI and AT&T have a security interest in LDDI's receivables and assets in lieu of security deposits.

         In the first quarter of 1998, the Company concluded a debt financing arrangement whereby approximately $1,000,000 was raised for working capital purposes. The debt bears interest at 15% and each debtholder was granted warrants to purchase the Company's common stock at specified prices. With respect to a portion of this debt, the Company may elect to satisfy its interest payments by the issue of shares of its common stock.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

         Gross revenues for the nine months ended September 30, 1998 were $6,382,595 as compared to $7,659,350 for the nine months ended September 30,1997. For the nine months ended 9/30/98, the Company recorded then reversed $4.5 million in revenue which was principally generated from its psychic marketing partnership initiated in 1998. The revenue was reversed as a result of the Company's inability to collect on the great majority of this revenue, although the Company incurred significant carrier costs in relation to this revenue.

         Gross revenues for the period ended September 30, 1997 included a significant volume of unbilled revenue in respect of certain new customers which were acquired by LDDI since January 1, 1997 and processed through MCI and which formed a large portion of the customers who were generated from the Company's televised marketing program. The accounts in question were confirmed to LDDI's service but, due to software problems at MCI, the Company had not received the benefit of these billings at September 30, 1997. MCI and the Company reached an arrangement in June, 1998 under which the Company, in order to avoid being forced out of business, agreed to forgo the benefit of such unbilled revenue in return for various accommodations described above. Since the Company was not able to meet its obligations under the new agreement, it has migrated a majority in number of its customer base to a new carrier - Cable and Wireless - through its aboved-mentioned relationship with IDT.

         The Company had a gross profit of $ (2,313,973) and $1,667,561 for the nine months ended September 30, 1998 and 1997, respectively. The absence of profit at 9/30/98 is largely attributable to the fact that carrier costs were incurred but no revenue was recognized with regard to its psychic marketing partnership as mentioned previously. For the nine months ended September 30, 1997, the Company incurred a loss of approximately $331,000 with respect to the sale of marketing kits sold through the Company's televised marketing program. No such loss was recorded for the nine months ended September 30, 1998 but the benefit of this was offset by lower profit margins related to two of the Company's marketing arrangements.

         Sales and marketing expenses were $730,468 and $416,669 for the nine months ended September 30, 1998 and 1997, respectively. In the third quarter of 1998, the Company charged approximately $291,000 to sales and marketing expense in order to write off prepaid marketing costs in relation to its televised marketing program. In addition, $128,000 was charged to commission expense when shares of the Company's stock were issued as payment for commission due to DMS Telecom.

         General and administrative expenses were $ 6,095,048 and $3,353,028 for the nine months ended September 30, 1998, and 1997, respectively. For the nine months ended 9/30/98 the following charges were recorded: a $200,000 accrual for legal proceedings against the Company; approximately $500,000 in legal, consulting, and public relations expense when shares of the Company's stock were issued as payment for services rendered; a $495,000 provision against officers' loans receivable although such receivable has not been written off; $450,000 of depreciation expense to reduce the carrying value of fixed assets to their realizable value; and $350,000 to write off unamortized assets. Other factors which contributed to the increase in general and administrative expenses are mainly related to the Company's expansion of its resources in 1998 in anticipation of increased levels of sales, including payroll and related administrative costs. Additional billing costs were incurred in 1998 to meet the needs of the Company's new marketing strategies particularly the psychic marketing partnership. Since the Company's marketing plans did not produce the anticipated level of revenue, the Company has taken steps to reduce expenses by laying off personnel in the third quarter.

         Interest expense consists of amounts charged with respect to the following debt: the 1998 debt financing; the MCI note and the note due a related party. In addition, approximately $250,000 was accrued for interest and penalties on sales and federal excise tax liabilites.

         The Company incurred a net loss of $ 9,666,377 for the nine months ended September 30, 1998 compared to a net loss of $2,110,323 for the nine months ended September 30, 1997. This increase is mainly attributable to the material charges to the profit and loss statement mentioned above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

         Gross revenues for the three months ended September 30, 1998 were $(3,183,774) as compared to $2,930,037 for the three months ended September 30,1997. The quarterly loss is largely attributable to the reversal of $4.5 million in revenue which was principally generated from its psychic marketing partnership initiated in 1998. The revenue was reversed as a result of the Company's inability to collect on the great majority of this revenue, although the Company incurred significant carrier costs in relation to this revenue.

         Gross profit was $(4,333,075) and $689,149 for the three months ended September 30, 1998 and 1997, respectively. The absence of gross profit for the third quarter of 1998 is largely attributable to the $4.5 million reversal of revenue mentioned previously.

         Sales and marketing expenses were $550,191 and $168,547 for the three months ended September 30, 1998 and 1997, respectively. In the third quarter of 1998, the Company charged approximately $291,000 to sales and marketing expense in order to write off prepaid marketing costs in relation to its televised marketing program. In addition, $128,000 was charged to commission expense when shares of the Company's stock were issued as payment for commission due to DMS Telecom.

         General and administrative expenses were $2,607,323 and $1,196,254 for the three months ended September 30, 1998, and 1997, respectively. For the three months ended 9/30/98, the following charges were recorded: a $200,000 accrual for legal proceedings against the Company; approximately $500,000 in legal, consulting, and public relations expense when shares of the Company's stock were issued as payment for services rendered; a $495,000 provision against officers' loans receivable although such receivable has not been written off; $450,000 of depreciation expense to reduce the carrying value of fixed assets to their realizable value; and $350,000 to write off unamortized assets. Since the Company's marketing plans did not produce the anticipated level of revenue, the Company has taken steps to reduce expenses by laying off personnel in the third quarter.

         The Company incurred a net loss of $ 7,987,406 for the three months ended September 30, 1998 compared to a net loss of $682,675 for the three months ended September 30, 1997. The increase is mainly attributable to the material charges recorded in the third quarter of 1998 mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed a debt financing in a private offering that was not registered under the Securities Act of 1933 in order to meet short term capital requirements. The Company sought to raise up to $1,500,000 from a limited group of selected accredited investors and successfully raised approximately $1,000,000 since the private offering commenced in February, 1998. The proceeds of the debt financing were used to fund the Company's marketing ventures and for working capital purposes. The debt is repayable on the first anniversary of the agreement; bears an interest rate of 15% per annum; and entitles the holder to a warrant to purchase the Company's common stock - exercisable within three years - at a specified price. With respect to $310,000 of this debt, the Company may elect to satisfy its interest payments by the issue of shares of its common stock. As of the date of filing of this report, a settlement has been reached with respect to $525,000 of this debt, and the balance remains outstanding.

         In June of 1998, a shareholder in the Company sold shares and utilized the proceeds to make a loan to the Company in the amount of $270,000.

         In July, 1998, the Company signed a Loan and Services Agreement with IDT whereby IDT loaned the Company $300,000 at an interest rate of 12% per annum. This loan was payable together with all accrued interest on the first anniversary date of the agreement. In addition, IDT agreed to make additional loans of $50,000 each at various times during the term of the agreement. Each of these loans also bore interest at a rate of 12% per annum and is payable with all accrued interest on the six month anniversary of the date that the loan is made to the Company. As of October 29, 1998, only one of these additional loans had been made. IDT has the option to convert any unpaid principal or interest balance into shares of LDDI's common stock at a conversion rate of $1.00 per share.

          In the third quarter of 1998, Long Distance Direct Holdings, Inc.(LDDH) became a shareholder in a new business, incorporated as PowerChannel, Inc. PowerChannel was formed to provide a unique worldwide program of Internet access utilizing the television. PowerChannel plans to raise capital utilizing individual investors and/or strategic partners and as of November 15, 1998 was engaged in a Private Placement of shares under Rule 506 of Regulation D of the Securities Act of 1933. PowerChannel expects negative cash flow from operations as it expands its technical, marketing, sales and administrative capabilities. PowerChannel believes that the resources raised through this financing will provide adequate liquidity to meet its needs in respect of testing the program and establishing its base operations and its marketing methods. There can be no assurance that sufficient funding will be raised to provide this liquidity nor that this venture will cease to result in negative cash flow from operations.

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

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  30-Sep
                                                                                   1998        December 31,
ASSETS                                                                         (unaudited)         1997
------                                                                         -----------         ----
CURRENT ASSETS

   Cash                                                                       $    (22,156)   $     50,447
   Accounts receivable (net of allowance for doubtful accounts)                  1,074,984       1,725,556
   Other current assets                                                                  -         220,050
                                                                          ---------------------------------
          Total Current Assets                                                   1,052,828       1,996,053
                                                                          ---------------------------------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                                         210,736         208,819
   Computer equipment and software                                                 557,804         516,579
   Leasehold improvements                                                          127,335         127,335
                                                                          ---------------------------------
                                                                                   895,875         852,733
   Less: accumulated and accelerated depreciation                                  895,875         312,495
                                                                          ---------------------------------
                                                                                         -         540,238
                                                                          ---------------------------------

Other Assets                                                                             -         100,213
Officers' Loans - net of allowance of $494,739 at 9/30/98                                -         563,598
Prepaid marketing costs                                                                  -         262,744
                                                                          ---------------------------------

                                                                              $  1,052,828    $  3,462,846
                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable  - current                                                   $    885,500    $          -
   Notes payable  - related party                                                  780,088         309,929
   Accounts payable                                                              4,607,477       4,138,448
   Accrued expenses                                                              1,050,830         273,356
   Taxes payable                                                                 1,739,493         418,944
                                                                          ---------------------------------

              Total Current Liabilities                                          9,063,388       5,140,677
                                                                          ---------------------------------

LONG TERM LIABIITIES                                                             2,653,894
STOCKHOLDERS' EQUITY
   Common stock - par value $.001 per share;
      authorized 30,000,000 shares; issued
      and outstanding 10,600,000 shares                                             10,600           8,967
   Additional paid in capital                                                   11,602,969      10,924,848
   Accumulated deficit                                                         (22,278,023)    (12,611,646)
                                                                          ---------------------------------

    Total Stockholders' Equity                                                 (10,664,454)     (1,677,831)
                                                                          ---------------------------------

                                                                              $  1,052,828    $  3,462,846
                                                                          =================================


                 See notes to Consolidated Financial Statements

                       LONG DISTANCE DIRECT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            (UNAUDITED)

                                          Three Months      Year to Date     Three Months      Year to Date
                                          ------------      ------------     ------------      ------------
                                          Ended 9/30/98        9/30/98       Ended 9/30/97       9/30/97
                                          -------------        -------       -------------       -------
REVENUES                                 $ (3,183,774)    $  6,382,595       $ 2,930,037       $7,659,350

CUSTOMER REBATES AND REFUNDS                   11,774           82,932             3,250            7,213
                                         -------------------------------------------------------------------

NET REVENUES                               (3,195,548)       6,299,663         2,926,787        7,652,137

COST OF SERVICES                            1,137,527        8,613,636         2,237,638        5,984,576
                                         -------------------------------------------------------------------

           Gross Profit                    (4,333,075)      (2,313,973)          689,149        1,667,561
                                         -------------------------------------------------------------------

OPERATING EXPENSES
      Sales and marketing                     550,191          730,468           168,547          416,669
      General and administrative            2,607,323        6,095,048         1,196,254        3,353,028
                                         -------------------------------------------------------------------

           Total Operating Expenses         3,157,514        6,825,516         1,364,801        3,769,697
                                         -------------------------------------------------------------------

LOSS FROM OPERATIONS                       (7,490,589)      (9,139,489)         (675,652)      (2,102,136)

OTHER EXPENSES (INCOME)
   Interest expense                           497,184          521,217                 -            1,164
   Interest income                               (367)            (367)                -                -
   State income tax                                 -            6,038             7,023            7,023
                                         -------------------------------------------------------------------
           Total Other Expenses (Income)      496,817          526,888             7,023            8,187

                                         -------------------------------------------------------------------

NET LOSS                                 $ (7,987,406)    $ (9,666,377)       $ (682,675)    $ (2,110,323)
                                         ===================================================================

NET LOSS PER SHARE                              (0.85)           (1.03)            (0.08)           (0.26)

                       LONG DISTANCE DIRECT HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED

                                                                                30-Sep-98            30-Sep-97
                                                                                ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                       ($9,666,377)       ($2,110,323)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                                 583,380            109,608
     Advertising                                                                   262,744
     Provision for Officers' Loans Receivable                                      494,739
     Provision for doubtful accounts                                               283,661            529,373


Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                    366,911         (3,750,295)
     (Increase) decrease in other current assets                                   220,050            211,367
     (Increase) decrease in other assets                                           100,213            (32,304)
     Increase (decrease) in accounts payable                                       469,029          1,647,804
     Increase (decrease) in accrued expenses                                       777,474            659,245
     Increase (decrease) in sales and excise taxes payable                       1,320,549            (81,223)
     Increase (decrease) in long term liabilities                                2,653,894                  -
                                                                    ------------------------------------------

          Total Adjustments to Net Loss                                          7,532,644           (706,425)
                                                                    ------------------------------------------

                  Net Cash Used in Operating Activities                         (2,133,733)        (2,816,748)
                                                                    ------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Acquisition of property and equipment                                         (43,142)          (321,201)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds (payment) of notes payable                                         1,355,659            (54,118)
     Proceeds (payment) of related party loans                                      68,859                  -
     Proceeds from stock issuances                                                 679,754          2,436,287

                                                                    ------------------------------------------

                    Net Cash Provided by Financing Activities                    2,104,272          2,382,169
                                                                    ------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                   ($72,603)         ($755,780)
                                                                    ------------------------------------------

CASH- Beginning of Period                                                           50,447            962,471

CASH - End of Period                                                               (22,156)           206,691

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2000                   Long Distance Direct Holdings, Inc.



                                          By:/s/ Steven Lampert
                                          ------------------------------------
                                          Steven Lampert, President
                                          (Principal Executive Officer)

                                          By:/s/ Michael Preston
                                          ------------------------------------
                                          Michael Preston, Chief
                                          Financial Officer (Principal
                                          Accounting Officer)